Form 10-K
period 2006-12-31
NTR Acquisition Co.
filed 2007-05-15
CIK 1366578

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                        COMMISSION FILE NUMBER: 001-33279

                                    ---------

                               NTR ACQUISITION CO.
             (Exact name of registrant as specified in its charter)

                                    ---------

            Delaware                                     13-4335685
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         100 Mill Plain Road, Suite 320
                                Danbury, CT 06811
                     (Address of principal executive office)

                                 (203) 546-3437
              (Registrant's telephone number, including area code)

                                    ---------

           Securities Registered Pursuant to Section 12(b) of the Act:

                 Title of each Class                             Name of each Exchange on which Registered
                 -------------------                             -----------------------------------------
Units, each consisting of one share of Common Stock,
          $0.001 par value, and One Warrant                               American Stock Exchange

           Common Stock, $0.001 par value                                 American Stock Exchange

          Warrants to Purchase Common Stock                               American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

================================================================================

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant's common stock held by non-affiliates on March 28, 2007 was approximately $224.2 million. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's common stock as of March 28, 2007 was 24,557,205.

                       Documents Incorporated by Reference

Registrant's Registration Statement on Form S-1 (File No. 333-135394).

                              SAFE HARBOR STATEMENT

      This Annual Report on Form 10-K contains statements relating to future results of NTR Acquisition Co. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements frequently are identifiable by the use of words such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Business

General Development Of The Business

      References to "we", "us", or the "Company" are to NTR Acquisition Co.

      We are a blank check company incorporated in Delaware on June 2, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, which we refer to as our "initial business combination," one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. On February 5, 2007, we completed our initial public offering of 24,000,000 units, and on February 22, 2007, we completed the closing of an additional 557,205 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $7.50. Beginning February 23, 2007, our common stock and warrants began trading separately on the American Stock Exchange. The public offering price of each unit was $10.00, and we generated total gross proceeds of approximately $245.57 million in the initial public offering (including proceeds from the exercise of the over-allotment option and excluding the proceeds from the offering of $3.35 million founders' warrants received upon consummation of our initial public offering). Of the gross proceeds: (i) we deposited $234,274,168 into a trust account (the "Trust Account") at Morgan Stanley & Co., Inc., maintained by American Stock Transfer & Trust Company as Trustee, which included $7.37 million of deferred underwriting fees; (ii) the underwriters received $9.82 million as underwriting fees (excluding the deferred underwriting fees); (iii) we retained $975,000 for offering expenses and (iv) we also retained $500,000 to fund initial working capital. In addition, we deposited into the Trust Account total gross proceeds of $5,850,000 consisting of gross proceeds from the issuance and sale of 3,350,000 warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated concurrently with the closing of the initial public offering, and the issuance and sale of 2,500,000 founders' warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated prior to the closing of the initial public offering.

      Our business plan is based on capturing the cost advantages of heavy, sour crude oil relative to light, sweet crude oil as a raw material to manufacture refined products. As we evaluate initial business combinations in the energy industry, we will seek to capitalize on investment opportunities in the petroleum refining and related industries presented by the widening of the price differentials between light, sweet crude oil and heavy, sour crude oil and the associated cost benefits accruing to refineries capable of processing heavy, sour crude oils. North America will be our primary geographic focus, but we may also seek to acquire refineries or interests in other assets in any other markets in which we believe we could be competitive.

      In implementing our business plan, we intend to leverage the extensive contacts and relationships of our officers and directors, who together have nearly 120 years of experience in the energy business, to source, evaluate and manage potential investment opportunities.

      While we may seek to acquire more than one business or asset, which we refer to as our "target business" or "target businesses," our initial business combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million). If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target business, the value of the interest that we acquire will be equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million).

      After completion of our initial public offering, we began contacting a number of owners of refining assets to describe our strategy and discuss potential transactions. We have also held discussions with a number of investment banks, private equity firms and other business contacts. We have explained our business strategy and acquisition criteria to those parties, and remain actively engaged in our business development efforts. We have not retained an investment banking firm or similar advisory group to conduct a formal search for an initial business combination. Certain potential targets were considered unsuitable by management because such targets do not fully fit our business strategy.

Effecting A Business Combination

General

      We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to utilize the cash proceeds of the sale of the founders' securities and our initial public offering, our capital stock, debt or a combination of these as the consideration to be paid in an initial business combination. If we engage in an initial business combination with a target business using our capital stock or debt financing to fund the combination, proceeds from our initial public offering will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in an initial business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be commenced. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so. Although our initial business combination may be structured as a purchase of operating assets, we expect that it will in all cases constitute an acquisition of a "business" under the applicable rules of the Securities and Exchange Commission.

We Have Identified A Target Business

      Prior to the founding of our company, our initial stockholder, NTR Partners LLC, commissioned and obtained from a consulting firm a report in order to validate one of the premises of our business plan--that the capital cost of upgrading an existing refinery to process heavy, sour crude oils could, in an appropriate case, be economically justified by the resulting ability to take advantage of the light/heavy and the sweet/sour differentials. That report screened a large selection of U.S. refineries and identified a number of refineries that would be suitable for processing heavy, sour crude oils but are either not currently equipped to do so or might have potential to increase capacity to do so. The report supported our view that opportunities exist in the U.S. refining industry to process increased production of heavy, sour crude oils economically. However, the report did not address whether any existing refineries are available for acquisition or the potential cost of any such acquisition, and so did not assess the overall economic feasibility of our acquisition-based business plan or provide the information necessary to identify and evaluate particular refineries as potential acquisition targets.

      Since completing our initial public offering, we have identified and entered into preliminary, confidential discussions with certain target businesses with respect to which we may pursue an initial business combination. These target businesses are not discussing opportunities exclusively with us and are accepting offers from competitive bidders. Our discussions may or may not result in the consummation of our initial business combination and any such transaction or transactions would only occur after completing financial, operational, environmental and legal due diligence, and will be subject to the negotiation and execution of definitive agreements governing the terms and conditions of such transactions, as well as compliance with other terms and conditions (including obtaining shareholder approval) for the business combination as set forth in our Prospectus. We have not engaged or retained any agent or representative to identify a suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Should our negotiations with the present target businesses fail to produce an initial business combination, we will continue to pursue other potential candidates for a potential acquisition. We may also seek out other potential targets during the course of our negotiations with these or any other target company, subject to any applicable restrictions on our ability to do so in any preliminary agreement we may enter into as part of the current discussions.

      Subject to the limitations that a target business has a fair market value of at least 80% of our net assets at the time of the initial business combination, as described below in more detail, and that is primarily focused on the refining, distribution and marketing of petroleum products in North America, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. To the extent we effect a business combination with a financially unstable company, we may be affected by numerous risks inherent in the business and operations of financially unstable companies.

Sources Of Target Businesses

      We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our officers and directors within the energy industry. While our officers are not required to commit to our business on a full-time basis and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers may generate a number of potential investment opportunities that will warrant further investigation. Various unaffiliated parties, such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources, may also bring potential target businesses to our attention. As described above under "We have identified a target business," our initial stockholder commissioned and obtained a report that screened a large selection of U.S. refineries. Because of the broad universe of refineries covered by the report, it is likely that we will contact the management and owners of some of those refineries. However, because the scope of that report did not include an assessment of the availability or valuation of any refinery, we do not know at this time whether any of those refineries would be available for acquisition or on what terms.

      We have not, nor do we plan to retain an investment bank or other agent to identify potential acquisition opportunities for us. However, we may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder's fees is customarily tied to completion of a transaction. Although it is possible that we may pay finder's fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our officers or directors or any entity with which they or we are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of an initial business combination. In addition, none of our officers or directors or any entity with which they are affiliated will receive any finder's fee, consulting fees or any similar fees from any person or entity in connection with any initial business combination involving us other than any compensation or fees that may be received for any services provided following such initial business combination.

Selection Of A Target Business And Structuring Of A Business Combination

      Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target business, the value of the interest that we acquire will be equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million). We are presently involved in preliminary, confidential negotiations with certain target businesses which, if our initial business combination with any such company were consummated as of March 28, 2007, would satisfy these requirements in the opinion of management based on information provided to us by such target businesses.

      In evaluating a prospective target business, our management primarily considers a variety of criteria and guidelines, including the following:

o condition of target assets and assessment of any capital requirements, necessary infrastructure and facility improvements;

o     ability to access heavy, sour crude oil supplies;

o local supply/demand dynamics for crude oil, other feedstocks and refined products in the region in which the target business is located;

o     financial condition and results of operations;

o     assessment of potential environmental liabilities;

o     nature and terms of any pre-existing supply or distribution agreements;

o     access to distribution and logistics infrastructure;

o     market growth potential;

o experience and skill of management and availability of additional personnel;

o impact of regulation on the business and local permit requirements for any necessary upgrades or expansion projects; and

o     costs associated with effecting the proposed initial business combination.

      As part of our evaluation criteria, we assess the current financial condition of a refinery or other target business and the potential impact that incremental investments in processing capacity may have on its future financial condition. Our key focus is what incremental financial benefit can be derived from investing in additional processing capacity, regardless of the target's current financial condition. If a target refinery is financially healthy but shows limited expected returns from incremental investments in processing capacity, then such a refinery may be less attractive to us than one that is in weaker financial condition but demonstrates larger potential returns from incremental investments in additional processing capacity.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

      The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors, and also that it may include engaging market research firms or third-party consultants, who may assist us with performing due diligence and valuations of the target company. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a potential or initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an initial business combination. We will not pay any finders' or consulting fees to our officers or directors, or any of their respective affiliates, for services rendered to or in connection with an initial business combination.

Fair Market Value Of Target Business Or Businesses

      The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of such initial business combination. We may seek to consummate our initial business combination with a target business or businesses with a collective fair market value in excess of 80% of the balance in the Trust Account. However, we would likely need to obtain additional financing to consummate such an initial business combination, and there is no assurance we would be able to obtain such financing.

      Our management believes (based on their preliminary assessment of the potential universe of acquisition candidates and their collective experience) that the net proceeds from our initial public offering will provide us with sufficient equity capital to execute our business plan. We believe that this amount of equity capital, plus the possibility of using both cash and stock to make an acquisition, will give us substantial flexibility in selecting an acquisition target and structuring our initial business combination.

      In contrast to many other blank check companies that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiring company's net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million). We have used this criterion to provide stockholders and our officers and directors with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for our initial business combination. The determination of net assets requires an acquiring company to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the ongoing nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of an initial business combination, the balance of the target company's total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have decided to use the valuation threshold of 80% of the amount in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) for the fair market value of the target business or businesses with which we combine so that our officers and directors will have greater certainty when selecting, and our stockholders will have greater certainty when voting to approve or disapprove, a proposed initial business combination with a target business or businesses that such target business or businesses will meet the minimum valuation criterion for our initial business combination. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target business, the value of the interest that we acquire will be equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million). If our initial business combination involves a transaction in which we exchange out shares for shares in another company, we will determine whether the 80% threshold has been met on the basis of the market price of the target company's shares, if those shares are publicly traded, or on the basis of our board of directors' determination of the fair market value of the target company shares we receive, based on their valuation of the target company as described below.

      Our board of directors will perform its own valuations and analyses in seeking to determine whether the target has a fair market value of at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of the proposed business combination. Our board of directors will base its determination upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, and book value. The board of directors will make its assessment based on all relevant information available at the time, which may differ on a case-by-case basis depending on the specific nature of the target and the structure of the transaction, including the projected performance of the target based on its potential under our business plan (as determined based upon standards generally accepted by the financial community, as well as the criteria discussed under "Selection Of A Target Business And Structuring Of A Business Combination" above). Accordingly, we cannot predict at this time the precise information that the board of directors will provide to stockholders regarding the valuation of a particular target, other than whether it meets the 80% threshold criterion. If our board is not able to determine independently that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion in that regard from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with the stockholder vote on our initial business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. In addition, if our board of directors has informed stockholders that it believes that a target business meets the 80% threshold criterion, the board will not be otherwise required to provide stockholders with valuations and analyses or quantify the value of any target. However, if our board of directors makes a specific determination of the estimated value of a target, we will disclose that estimated value to our stockholders when we seek approval of our initial business combination. Our board will also provide any other material information in our possession regarding the proposed transaction, including any revised estimate of the cost to upgrade any refinery we acquire, if applicable. If our board is unable to make a determination as to the value of the target other than that it meets the 80% threshold, stockholders will have to rely solely upon that statement for a quantification of the value of the target business. However, we believe our board of directors would be unlikely to propose an initial business combination to our stockholders if the board is not able to obtain and adequately process enough information about the target business to provide stockholders with an estimated value of the target business. Further, in the event that we issue shares in order to acquire a target business and such issuance causes our stockholders to become minority stockholders, we will not be required to obtain an opinion or independently opine on whether the transaction is fair to our stockholders. However, we expect that our board of directors will propose an initial business combination to our stockholders only if the transaction has been recommended by the board as fair to and in the best interests of the stockholders, and informed the stockholders of such recommendation.

Lack Of Business Diversification

      While we may seek to effect business combinations with more than one target business, our initial business combination must involve one or more target businesses whose collective fair market value meets the criteria discussed above at the time of such initial business combination. Consequently, we expect to complete only a single initial business combination, although this may entail a simultaneous combination with several operating businesses. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

      A simultaneous combination with several target businesses also presents logistical issues, such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the businesses could fall below the required fair market value threshold described above.

      Accordingly, while it is possible that our initial business combination may involve more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single target business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, in the particular industry in which we operate after our initial business combination. As discussed above, we are presently involved in preliminary, confidential negotiations with certain target businesses any of which would satisfy the requirements in our Prospectus for an initial business combination with a single entity.

      If we complete our initial business combination structured as a merger in which the consideration is our stock, we could have a significant amount of cash available to make subsequent add-on acquisitions.

Limited Ability To Evaluate The Target Business' Management

      We will independently evaluate the quality and experience of the existing management of a target business and will make an assessment as to whether or not they should be replaced on a case-by-case basis. As an example, a refinery in weak financial condition may be experiencing difficulties because of its capitalization and not because of its operations, in which case operating management may not need to be replaced.

      Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that management of the target business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following our initial business combination, a final determination of their continued involvement with the business upon completion of an initial business combination will be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our officers and directors is the best available replacement, it is possible that some of our officers or directors will devote some or all of their efforts to our affairs subsequent to our initial business combination.

      Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity For Stockholder Approval Of Business Combination

      Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. At the same time, we will submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to permit our continued corporate existence if the initial business combination is approved and consummated. The quorum required to constitute this meeting, as for all meetings of our stockholders in accordance with our bylaws, is a majority of our issued and outstanding common stock (whether or not held by public stockholders). We will consummate our initial business combination only if the required number of shares is voted in favor of both the initial business combination and the amendment to extend our corporate life. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth above until January 30, 2009, the date upon which our dissolution will commence. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles. The failure by public stockholders to vote their common shares in favor of or against the business combination, or a "non-vote" of such shares, will have no effect on the outcome of the vote on the transaction, unless such failure to vote results in the lack of a quorum, which would prevent the vote from being taken until a proper quorum could be constituted in accordance with our bylaws.

      In connection with the stockholder vote required to approve our initial business combination, our founders have agreed to vote the initial founders' shares in accordance with a majority of the shares of common stock voted by the public stockholders. Each of the holders of the founders' securities and each of our officers and directors has also agreed that for shares of common stock acquired by it, he or she in or following the initial public offering, such acquirer will vote all such acquired shares in favor of our initial business combination. As a result, neither the holders of the founders' securities nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she may have acquired prior to, in or after the initial public offering. We will proceed with our initial business combination only if a quorum is present at the stockholders' meeting and, as required by our second amended and restated certificate of incorporation, a majority of the shares of common stock voted by the public stockholders in person or by proxy are voted in favor of our initial business combination and stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights. Under the terms of the Company's second amended and restated certificate of incorporation, this provision may not be amended without the unanimous consent of the Company's stockholders prior to consummation of an initial business consummation. Even though the validity of unanimous consent provisions under Delaware law has not been settled, the Company believes it has an obligation to structure and consummate a business combination in which public stockholders holding less than 20% of the total shares outstanding may exercise their conversion rights and the business combination will still go forward. Neither we nor our board of directors will propose any amendment to this 20% threshold, or support, endorse or recommend any proposal that stockholders amend this threshold. Provided that a quorum is in attendance at the meeting, in person or by proxy, a failure by public stockholders to vote their common shares in favor of or against the initial business combination, or a "non-vote" of such shares, will have no effect on the outcome of the vote on the transaction. In accordance with our bylaws, we will give our stockholders between 10 and 60 days' notice of a stockholders' meeting, or at least 20 days' notice if the initial business combination transaction is structured as a merger, in accordance with Delaware law. Voting against our initial business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the Trust Account. In order for a shareholder to convert his or her shares, a stockholder must also exercise the conversion rights described below.

Conversion Rights

      At the time we seek stockholder approval of our initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the Trust Account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest, which shall be paid from the Trust Account, and net of interest income of up to $3.25 million previously released to us to fund our working capital requirements), calculated as of two business days prior to the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be approximately $9.78, or $0.22 less than the per-unit offering price of $10.00. A public stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination and our initial business combination is approved and completed. If stockholders vote against our initial business combination but do not properly exercise their conversion rights, such stockholders will not be able to convert their shares of common stock into cash at the conversion price. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. We anticipate that stockholders who validly elect conversion will receive the funds to which they are entitled promptly after completion of our initial business combination. Public stockholders who obtained their stock in the form of units and who subsequently convert their stock into their pro rata share of the Trust Account will continue to have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in the initial public offering exercise their conversion rights.

      The initial conversion price will be approximately $9.78. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

      If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who sought to exercise their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the Trust Account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our dissolution and liquidation.

Dissolution And Liquidation If No Business Combination

      Our second amended and restated certificate of incorporation provides that we will continue in existence only until January 30, 2009. If we consummate our initial business combination prior to that date, we will amend this provision to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Because of this provision in our second amended and restated certificate of incorporation, no resolution by our board of directors and no vote by our stockholders to approve our dissolution would be required for us to dissolve and liquidate. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state.

      If we are unable to complete a business combination by January 30, 2009, we will automatically dissolve and as promptly as practicable thereafter adopt a plan of dissolution and distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders.

      We expect that all costs and expenses associated with implementing our plan of dissolution and liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the $3.25 million in interest income on the balance of the Trust Account that may be released to us to fund our working capital requirements. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution and liquidation, to the extent that there is any interest accrued in the Trust Account that is not required to pay income taxes on interest income earned on the Trust Account balance, we may request that the Trustee release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses. Should there be no such interest available or should those funds still not be sufficient, Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez will agree in a letter agreement to be executed in connection with our initial public offering to reimburse us for our out-of-pocket costs associated with our dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to the dissolution and liquidation.

      Upon its receipt of notice from counsel that we have been dissolved, the Trustee will commence liquidating the investments constituting the Trust Account and distribute the proceeds to our public stockholders. Each of our founders has waived their right to participate in any liquidation distribution with respect to any initial founders' shares such founder holds. Additionally, if we do not complete an initial business combination and the Trustee must distribute the balance of the Trust Account, the underwriters have agreed to forfeit any rights or claims to their deferred underwriting discounts and commissions then in the Trust Account, and those funds will be included in the pro rata liquidation distribution to the public stockholders. There will be no distribution from the Trust Account with respect to any of our warrants, which will expire worthless if we are liquidated.

      If we are unable to conclude an initial business combination and expend all of the proceeds deposited in the Trust Account, and without taking into account any interest earned on the Trust Account, the initial per-share liquidation price will be approximately $9.78, or $0.22 less than the per-unit offering price of $10.00.

      The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders, and we therefore cannot assure you that the actual per-share liquidation price will not be less than $9.78. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. However, to the extent we have engaged with certain third parties, we have asked for and have obtained such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable, and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them. In the case of such a challenge, we will be responsible for the cost associated with defending the validity of the challenged waiver agreement. If a target business or other third party were to refuse to enter into such a waiver, we would enter into discussions with such target business or engage such other third party only if our management determined that we could not obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

      Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed that they will be personally liable on a joint and several basis to the Company if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us, or by a prospective target business. A "vendor" refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreements entered into by each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale or Mr. Rodriguez specifically provide for two exceptions to the personal indemnity each has given: none will have any personal liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. These individuals' personal liability does not extend to claims of third parties who executed a legally enforceable waiver because we believe that acceptance by a company's officers and directors of personal liability for claims against that company is an extraordinary measure and that it would be unfair to these officers and directors if they remained personally liable despite having taken such steps as are available to them, such as obtaining legally enforceable waivers, to prevent such claims from arising against that company. Based on the information in the director and officer questionnaires provided to us in connection with our initial public offering as well as representations as to their accredited investor status (as such term is defined in Regulation D under the Securities
Act), we currently believe that each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez is of substantial means and capable of funding his or her indemnity obligations, even though we have not asked any of them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. If these individuals were to refuse to honor their obligations to indemnify us, our directors' fiduciary duty under Delaware law to protect the Company's interests and to act in the best interests of its stockholders would require them to take action, which may (but will not necessarily) include bringing a claim against these individuals to enforce the indemnity.

      Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the Trust Account is dissolved and paid out to our public stockholders prior to satisfaction of the claims of all of our creditors, it is possible that our stockholders may be held liable for third parties' claims against us to the extent of the distributions received by them.

      If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you that we will be able to return at least $9.78 per share to our public stockholders.

      A public stockholder will be entitled to receive funds from the Trust Account only in the event of our liquidation or if the stockholder converts its shares into cash after voting against an initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Prior to our completing an initial business combination or liquidating, we are permitted to have released from the Trust Account only (i) interest income to pay income taxes on interest income earned on the Trust Account balance, and (ii) interest income earned of up to $3.25 million to fund our working capital requirements.

Certificate Of Incorporation

      Our second amended and restated certificate of incorporation sets forth certain provisions designed to provide certain rights and protections to our stockholders prior to the consummation of a business combination, including that:

o upon the consummation of our initial public offering, $240,124,168 comprising (i) $234,274,168 of the net proceeds of our initial public offering, including $7.37 million of deferred underwriting discounts and commissions and (ii) $5,850,000 of proceeds from the sale of the founders' securities, shall be placed into the Trust Account;

o prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

o we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning less than 20% of the shares sold in our initial public offering validly exercise their conversion rights;

o if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price;

o if our initial business combination is not consummated by January 30, 2009, then our existence will terminate and we will distribute all amounts in the Trust Account on a pro rata basis to all of our public stockholders;

o we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

o we may not consummate our initial business combination with a person or entity affiliated with any of our officers or directors or any of their respective affiliates nor with any of the underwriters or selling group members or their respective affiliates;

o prior to our initial business combination, we may not issue stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the common stock issued in our initial public offering on a business combination;

o our audit committee monitors compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

o the audit committee reviews and approves all payments made to our officers, directors and our and their affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

      Our second amended and restated certificate of incorporation requires that prior to the consummation of an initial business combination we obtain unanimous consent of the holders of all of the outstanding shares of our common stock to amend any of the foregoing provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders' statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and believe that our public stockholders have made an investment in our company relying, at least in part, on the enforceability of the rights and obligations set forth in these provisions including, without limitation, the expectation that these provisions cannot be amended without the unanimous consent of our stockholders, and neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination.

Competition

      In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses in the energy industry seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

o our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

o our obligation to convert into cash shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

o our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses; and

o the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the Trust Account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $7.37 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

      Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

      As of December 31, 2006 and March 31, 2007, we had three officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees prior to the consummation of a business combination.

Available Information

      Our Internet website, which is located at http://www.ntracq.com, is under construction. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

      We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission ("SEC") on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units.

                       Risks Associated With Our Business

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

      We are a recently incorporated development stage company with no operating results, and we will not commence operations until we complete an initial business combination. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning an initial business combination and may be unable to complete an initial business combination. We will not generate any revenues from operations until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend all of the $500,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $3.25 million on the balance of the Trust Account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such an initial combination, we may be forced to liquidate.

We may not be able to consummate an initial business combination within the required time frame, in which case we would be forced to liquidate.

      We must complete an initial business combination with a fair market value of at least 80% of the amount held in our Trust Account at the time of the initial business combination (excluding deferred underwriting discounts and commissions of $7.37 million) by January 30, 2009. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate the Trust Account. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we liquidate before concluding an initial business combination, our public stockholders will receive less than $10.00 per share from the distribution of Trust Account funds and our warrants will expire worthless.

      If we are unable to complete an initial business combination and must liquidate our assets, the per-share liquidation distribution will be less than $10.00 because of the expenses associated with our initial public offering, our general and administrative expenses and the planned costs of seeking an initial business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete an initial business combination, please see "Business--Effecting a Business Combination--Dissolution And Liquidation If No Business Combination" above.

An effective registration statement must be in place in order for a warrant holder to be able to exercise the warrants.

      No warrants will be exercisable and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon exercise of the warrants. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and we intend to comply with our undertaking, we cannot assure you that we will be able to do so. Holders of warrants may not be able to exercise their warrants, the market for the warrants may be limited and the warrants may be deprived of any value if there is no registration statement in effect covering the shares of common stock issuable upon exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have a registration statement in effect or a current prospectus available relating to the common stock issuable upon exercise of the warrants, and holders' only remedies in such event will be those available if we are found by a court of law to have breached our contractual obligation to them by failing to do so.

      So long as the founders' warrants are held by any of our founders or their permitted transferees, those warrants will be exercisable even if, at the time of exercise, a registration statement relating to the common stock issuable upon exercise of such warrants is not in effect or a related current prospectus is not available. As a result, so long as they are held by any of our founders or their permitted transferees, the restrictions applicable to the exercise of the founders' warrants will not be the same as those applicable to the exercise of our public warrants. The holders of the warrants issued in our initial public offering will not be able to exercise those warrants unless we have a registration statement covering the shares issuable upon their exercise in effect and a related current prospectus available.

You will not be entitled to protections normally afforded to investors in blank check companies.

      Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed a "blank check" company under the United States securities laws. However, because upon consummation of our initial public offering we had net tangible assets in excess of $5,000,000, we are exempt from SEC rules that are designed to protect investors in blank check companies, such as Rule 419 under the Securities Act. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release to us of any interest earned on funds held in the Trust Account unless and until the funds in the Trust Account were released to us in connection with our consummation of an initial business combination.

Under Delaware law, a court could invalidate the requirement that certain provisions of our second amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

      Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

o upon the consummation of our initial public offering, $240,124,168 consisting of (i) $234,274,168 of the net proceeds of our initial public offering, including $7.37 million of deferred underwriting discounts and commissions and (ii) $5,850,000 of proceeds from the sale of the founders' securities, was placed into the Trust Account;

o prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

o we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning less than 20% of the shares sold or currently issued (excluding founder, officers and directors) in the offering validly exercise their conversion rights;

o if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price;

o if our initial business combination is not consummated by January 30, 2009, then our existence will terminate and we will distribute all amounts in the Trust Account on a pro rata basis to all of our public stockholders;

o we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

o we may not consummate our initial business combination with a person or entity affiliated with any of our officers or directors or any of their respective affiliates nor with any of the underwriters or selling group members or their respective affiliates;

o prior to our initial business combination, we may not issue stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the common stock sold in the initial public offering on a business combination;

o our audit committee monitors compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

o the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

      Our second amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders' statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions, including the requirement that public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights in order for us to consummate our initial business combination, as obligations to our stockholders, and neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you will be less than $9.78 per share.

      Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage ) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. However, to the extent we have engaged with certain third parties, we have asked for and have obtained such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them. In the case of such a challenge, we will be responsible for the cost associated with defending the validity of the challenged waiver agreement. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.78.

      Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed that they will be personally liable on a joint and several basis to the Company if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target. However, the agreements entered into by each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez specifically provide for two exceptions to the personal indemnity each has given: none will have any personal liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. These individuals' personal liability does not extend to claims of third parties who executed a legally enforceable waiver because we believe that acceptance by a company's officers and directors of personal liability for claims against that company is an extraordinary measure and that it would be unfair to these officers and directors if they remained personally liable despite having taken such steps as are available to them, such as obtaining legally enforceable waivers, to prevent such claims from arising against that company. Based on the information in the director and officer questionnaires provided to us in connection with our initial public offering as well as representations as to their accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez is of substantial means and capable of funding his or her indemnity obligations, even though we have not asked any of them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations.

      In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you that we will be able to return at least $9.78 per share to our public stockholders.

Our stockholders may be held liable for third parties' claims against us to the extent of distributions received by them following our dissolution.

      Our second amended and restated certificate of incorporation provides that we will continue in existence only until January 30, 2009. If we consummate our initial business combination prior to that date, we will amend this provision to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those stockholders in a dissolution. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of stockholders with respect to any claim against the corporation is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to stockholders, any liability of stockholders would be barred after the third anniversary of the dissolution. While we intend to adopt a plan of dissolution and distribution making reasonable provision for claims against the company in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the Trust Account to our public stockholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our stockholders may have could extend beyond the third anniversary of our dissolution. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of dissolution and distribution will suffice. If such reserves are insufficient, stockholders who receive liquidation distributions may subsequently be held liable for claims by creditors of the Company to the extent of such distributions.

Since we have not yet acquired any target business, we are unable to currently ascertain the merits or risks of the target business's operations.

      Since we have not yet identified a prospective target business, there is no current basis for you to evaluate the possible merits or risks of our resulting target business's operations. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, please see "Business--Effecting A Business Combination--We Have Not Identified A Target Business" above.

We will depend on the limited funds available outside of the Trust Account and a portion of the interest earned on the Trust Account balance to fund our search for a target business or businesses and to complete our initial business combination.

      Of the net proceeds of our initial public offering, $500,000 is available to us initially outside the Trust Account to fund our working capital requirements. As of March 28, 2007, there was $209,210 available to us outside the Trust Account. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.25 million, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we could seek to borrow funds or raise additional investments from our officers and directors or others to operate, although our officers and directors are under no obligation to advance funds to, or to invest in, us. If we have insufficient funds available, we may be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive initial business combination.

      We encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses in the energy or other industries competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

o our obligation to seek stockholder approval of a business combination may materially delay the consummation of a transaction;

o our obligation to convert into cash up to 20% of the shares of common stock held by public stockholders less one share in certain instances may materially reduce the resources available for a business combination; and

o our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

      Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within the required time periods, we will be forced to liquidate.

We face significant competition from numerous companies with a business plan similar to ours seeking to effectuate a business combination.

      There are numerous other blank check companies like ours that have recently completed initial public offerings and numerous others that have filed registration statements with the SEC seeking to go public. On the basis of publicly available information, we believe that, of these companies, only a limited number have consummated a business combination. Accordingly, there are a significant number of blank check companies similar to ours that are seeking to carry out a business plan similar to our business plan. While, like us, some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately held companies to combine with companies such as ours. Further, the fact that only a limited number of such companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination by January 30, 2009. If we are unable to find a suitable target business by that date, we will be forced to liquidate.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

      We believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate our initial business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete our initial business combination or that we will have sufficient capital with which to complete a combination with a particular target business. We will be required to seek additional financing if the net proceeds of our initial public offering are not sufficient to facilitate a particular business combination because:

o     of the size of the target business;

o the initial public offering proceeds not in trust and funds available to us from interest earned on the Trust Account balance are insufficient to fund our search for and negotiations with a target business; or

o we must convert into cash a significant number of shares of common stock owned by public stockholders who elect to exercise their conversion rights and vote against the proposed business combination.

      In addition, we cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

      In addition, it is possible that we could use a portion of the funds not in the Trust Account (including amounts we borrow, if any) to make a deposit, down payment or fund a "no-shop" provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses.

      Even if we do not need additional financing to consummate a business combination, we may require additional capital--in the form of debt, equity, or a combination of both--to operate, grow or complete an upgrade of any potential refinery we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

We may issue capital stock or convertible debt securities to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our second amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2007, there are 163,192,795 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founders' warrants), and all of the shares of preferred stock available for issuance. Although we have no commitments as of March 31, 2007, to issue any additional securities, we were formed to acquire a business through merger, capital stock exchange, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

o     may significantly reduce the equity interest of our current stockholders;

o may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and may result in the resignation or removal of our officers and directors; and

o may adversely affect the then-prevailing market price for our common stock.

If we issue debt securities to acquire or finance a target business, our liquidity may be adversely affected and the combined business may face significant interest expense.

      We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. In addition, the energy industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital. If we issue debt securities, such issuances may result in an increase in interest expense for the post-combination business and may adversely affect our liquidity in the event of:

o a default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay principal and interest obligations on our debt;

o an acceleration of our obligations to repay the indebtedness, which could occur even if we are then current in our debt service obligations if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

o a required immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; or

o our inability to obtain any additional financing, if necessary, if the debt securities contain covenants restricting our ability to incur indebtedness.

      For a more complete discussion of alternative structures for a business combination and the possibility that we may incur debt to finance our initial business combination, please see "Proposed Business--Effecting a Business Combination--Selection Of A Target Business And Structuring Of A Business Combination" above.

Our founders may influence certain actions requiring a stockholder vote.

      Our officers and directors collectively own 19.6% of our issued and outstanding shares of common stock. Each of our founders has agreed, in connection with the stockholder vote required to approve our initial business combination, to vote any initial founders' shares such founder holds in accordance with a majority of the shares of common stock voted by the public stockholders, and each has agreed that for additional shares of common stock acquired during or following our initial public offering, it will vote all such acquired shares in favor of our initial business combination. Accordingly, shares of common stock owned by our founders will not have the same voting or conversion rights as those held by our public stockholders with respect to a potential business combination, and none of our founders will be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders who vote in connection with our initial business combination.

      In addition, until we consummate an initial business combination, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our founders will have considerable influence on the outcome of that election. Accordingly, our founders will continue to exert control at least until the consummation of the initial business combination. None of our founders is prohibited from purchasing our common stock in the aftermarket. If they do so, they will have a greater influence on the vote taken in connection with our initial business combination.

Some of our current officers and directors may resign upon consummation of our initial business combination.

      Our ability to effect our initial business combination successfully will be largely dependent upon the efforts of our officers and directors. However, while it is possible that some of our officers and directors will remain associated with us in various capacities following our initial business combination, some of them may resign and some or all of the management of the target business may remain in place.

We may have only limited ability to evaluate the management of the target business.

      We may have only limited ability to evaluate the management of the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

None of our officers or directors has ever been associated with a blank check company, which could adversely affect our ability to consummate our initial business combination.

      None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team and our board of directors to identify, approve and complete our initial business combination. Our management's lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to liquidate.

We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us, including the lack of available information about these companies.

      In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

Our officers and directors are or may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

      Although our officers and directors have entered into non-compete agreements with us, they may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. None of our officers or directors is obligated to expend a specific number of hours per week or month on our affairs. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for us as well as the other entities with which they are or may be affiliated. Due to these existing or future affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, our officers or directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our officers and directors' business affiliations and the potential conflicts of interest that you should be aware of, please see "Management--Directors and Executive Officers" below. We cannot assure you that these conflicts will be resolved in our favor.

We may use resources in researching acquisitions that are not consummated, which could materially and adversely affect subsequent attempts to effect our initial business combination.

      We expect that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including reasons beyond our control, such as that 20% or more of our public stockholders vote against the transaction and opt to convert their stock into a pro rata share of the Trust Account even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial business combination.

Because the shares of common stock owned by our founders will not participate in liquidation distributions by us, our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

      Each holder of initial founders' shares has waived the right to receive distributions with respect to the shares they acquired before the initial public offering upon our liquidation if we fail to complete a business combination. Those shares of common stock and all of the founders' warrants will be worthless if we do not consummate our initial business combination. Because our directors directly or indirectly have an ownership interest in all of the outstanding founders' securities, their personal and financial interests may influence the identification and selection of a target business, and may affect how or when we complete our initial business combination. The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

Our officers' and directors' interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders' best interest.

      Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account and the amount of interest income from the Trust Account up to a maximum of $3.25 million that may be released to us as working capital. These amounts are based on management's estimates of the funds needed to finance our operations until January 30, 2009 and consummate our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. If the target business' owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders' best interest.

We will probably complete only one business combination with the proceeds of our initial public offering, meaning our operations will depend on a single business.

      Our initial business combination must involve a target business or businesses with a fair market value of at least 80% of the amount held in our Trust Account at the time of such business combination (excluding deferred underwriting discounts and commissions ). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the amount held in our Trust Account (excluding deferred underwriting discounts and commissions). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required subsequently to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

      In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect our initial business combination.

      We have issued warrants to purchase 24,557,205 shares of common stock as part of the units offered in our initial public offering (including the over allotment) and the founders warrants to purchase 5,850,000 shares of common stock. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to the holders of the founders' securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

      Each holder of founders' securities is entitled to make a demand that we register the resale of the initial founders' shares, the founders' warrants and the shares of common stock issuable upon exercise of the founders' warrants, as applicable. The registration rights will be exercisable with respect to the initial founders' shares at any time after the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the warrants and the underlying shares of common stock after the warrants become exercisable by their terms. We will bear the cost of registering these securities. If these registration rights are exercised in full, there will be an additional 6,000,000 shares of common stock and up to 5,850,000 shares of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the founders' securities are registered.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

      The price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be developed and sustained.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities, which may increase the difficulty of completing a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940 (the "Investment Company Act"), the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

o     register as an investment company;

o     adopt a specific form of corporate structure; and

o report, maintain records and adhere to voting, proxy, disclosure and other requirements.

      We do not believe that our planned principal activities will subject us to the Investment Company Act. In this regard, our agreement with the Trustee states that proceeds in the Trust Account will be invested only in "government securities" and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses and could make our initial business combination more difficult to complete.

The loss of key officers could adversely affect us.

      We are dependent upon a relatively small group of key officers and, in particular, upon our chief executive officer, our principal financial officer and our chief operating officer. We believe that our success depends on the continued service of our key officers, at least until we have consummated our initial business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment agreements with any of our current officers. The unexpected loss of the services of one or more of these officers could have a detrimental effect on us.

The American Stock Exchange may delist our securities, which could limit investors' ability to transact in our securities and subject us to additional trading restrictions.

      Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, it is likely that the American Stock Exchange would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

o     a limited availability for market quotations for our securities;

o     reduced liquidity with respect to our securities;

o a determination that our common stock is a "penny stock," which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

o     limited amount of news and analyst coverage for our company; and

o a decreased ability to issue additional securities or obtain additional financing in the future.

      In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

The determination of the offering price of our units was arbitrary.

      Prior to the initial public offering, there was no public market for any of our securities. Accordingly, the public offering price of the units, the terms of the warrants, the aggregate proceeds we raised and the amount placed in the Trust Account were the results of a negotiation between the underwriters and us. In addition, management's assessment of the financial requirements necessary to complete our initial business combination may prove to be inaccurate, in which case we may not have sufficient funds to consummate our initial business combination and we would be forced to either find additional financing or liquidate, or we may have too great an amount in the Trust Account to identify a prospect having a fair market value of at least 80% of the amount held in our Trust Account.

If we acquire a target business with operations located outside the Unites States, we may encounter risks specific to other countries in which such target business operates.

      If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following our initial business combination. The additional risks we may be exposed to in these cases include, but are not limited to:

o     tariffs and trade barriers;

o     regulations related to customs and import/export matters;

o tax issues, such as tax law changes and variations in tax laws as compared to the United States;

o     cultural and language differences;

o     foreign exchange controls;

o     crime, strikes, riots, civil disturbances, terrorist attacks and wars;

o     deterioration of political relations with the United States; and

o     new or more extensive environmental regulation.

                Risks associated with our acquisition of a target
                        business in the energy industry

The energy industry is highly competitive.

      There is intense competition in the energy industry, including in the petroleum refining, distribution, marketing and related industries. Fully integrated companies engaged on a national and international basis compete in many segments of the energy industry, on scales that may be much larger than ours. Large oil companies, because of the diversity and integration of their operations, larger capitalization and greater resources, may be better able to withstand volatile market conditions, compete on the basis of price, and more readily obtain crude oil and feedstocks in times of shortage and to bear the economic risks inherent in all phases of the energy industry.

The price volatility of crude oil, other feedstocks and refined products depends upon many factors that are beyond our control and could adversely affect our profitability.

      If we consummate a business combination with a target company in the business of refining crude oil, we anticipate that our earnings, profitability and cash flows will depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including:

o     changes in global and local economic conditions;

o demand for fuel products, especially in the United States, China and India;

o     U.S. government regulations;

o worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Venezuela;

o     terrorist attacks;

o     utilization rates of U.S. refineries;

o the level of foreign and domestic production of crude oil and refined products;

o     development and marketing of alternative and competing fuels; and

o local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

      A large, rapid increase in crude oil prices could adversely affect our operating margins if the increased cost of raw materials could not be passed to our customers on a timely basis, and would adversely affect our sales volumes if consumption of refined products, particularly transportation fuels, were to decline as a result of such price increases. The prices which we may obtain for refined products are also affected by regional factors, such as local market conditions and the operations of competing refiners of petroleum products, as well as seasonal factors influencing demand for such products.

If our expectations about trends in the prices of crude oil relative to refined products are inaccurate, our ability to implement our business plan profitably could be negatively affected.

      The price differential between crude oil and refined products, which is referred to as the crack spread, has been widening above historical levels since 2000, partly due to relatively high demand for refined products and limited refining capacity. We will evaluate opportunities in the energy industry, and in particular in the refining and marketing sectors, based in part on our expectations regarding trends in the price of crude oil relative to the price of refined products. Should our expectations about these trends be inaccurate, our ability to implement our business plan could be negatively affected.

If the price differential between heavy, sour crude oil and light, sweet crude oil returns to historical levels, our ability to implement our business plan could be negatively affected.

      Heavy, sour crude oils generally provide more profitable refining margins than light, sweet crude oils. Since 2000, the price differential between light, sweet crude oil and heavy, sour crude oil has been widening from historical levels due to the relatively high demand for light crude oil and an increased supply of heavy crude oil. We believe that this widening is part of a fundamental shift in both the light/heavy and sweet/sour differentials, and that these differentials are likely to remain above levels seen prior to 2000 because of increased global production of heavier, higher-sulfur crude oil combined with the fact that the industry does not have adequate refining capacity capable of processing these heavier, higher-sulfur crude oils. Our business plan is based on our expectation that the light/heavy and sweet/sour differentials will continue to exceed historical levels. However, should actual price trends differ and light/heavy and sweet/sour differentials revert to levels observed prior to 2000, our ability to implement our business plan could be negatively affected.

Significant declines in the price of crude oil may disrupt the supply of heavy, sour crude oil and cause a narrowing of the price differentials between heavy, sour crude oil and light, sweet crude oil.

      Heavy, sour crude oil is generally costlier to extract and process than light, sweet crude oil. Significant declines in the overall price of crude oil could disrupt the supply of certain heavy, sour crude oils should the price declines be large enough that continuing to produce those heavy, sour crude oils becomes unprofitable. In addition, any resulting scarcity of supply of certain types of heavy, sour crudes could cause light/heavy and sweet/sour differentials to narrow. If we effect a business combination with a target whose operations are dependent on access to heavy, sour crudes, such a disruption could negatively affect our business.

If adequate infrastructure does not exist or is not built to provide us access to heavy, sour crude oil, our ability to implement our business plan could be negatively affected.

      If we consummate a business combination with a target company in the oil refining or a related industry, the profitability of any business we acquire may be dependent upon the availability of existing or future infrastructure providing uninterrupted access to supplies of heavy, sour crude oil. This could include, but is not limited to, existing and proposed pipelines for the conveyance of heavy crude oils between producing areas in Canada and refineries in the United States. Furthermore, if infrastructure were proposed that would provide our facilities with access to heavy, sour crude oil, we might choose to upgrade or expand our facilities in order to process or otherwise use this heavy crude oil. If a subsequent delay or a failure to build the proposed infrastructure then prevented us from obtaining adequate supplies of heavy crude oil, our ability to implement our business plan could be negatively affected.

We may be subject to interruptions of supply as a result of relying on pipelines for transportation of crude oil and refined products.

      If we consummate our initial business combination with a target business in the refining industry, our business may rely heavily on pipelines to receive and transport crude oil and refined products. We could experience an interruption of supply or delivery, or an increased cost of receiving and transporting crude oil and refined products if operation of these pipelines is disrupted because of accidents, natural disasters, governmental regulation, terrorism, other third-party action or other events beyond our control. Our prolonged inability to use any of the pipelines that transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the nature of our business or our business plan may require that we upgrade or supplement inbound pipelines, which could require us to make substantial additional capital expenditures.

Our profitability may be limited if we cannot obtain necessary permits and authorizations to modify our purchased assets.

      If we consummate our initial business combination with a target company in the business of refining crude oil, our profitability may be linked to our ability to upgrade the refinery to process a heavier, higher-sulfur content crude oil or to yield lighter, higher-margin products. Our profitability also may be dependent on our ability to expand the capacity of the refinery. If we are unable to obtain the necessary permits and authorizations to effect an upgrade or expansion, or if the costs of making changes to or obtaining these permits or authorizations exceed our estimates, our profitability could be negatively affected.

The profitability of the target business we acquire may be limited if we cannot secure an engineering, procurement and construction ("EPC") contractor to perform upgrades or expansions.

      The profitability of the target business we acquire may be linked to our ability to upgrade and expand its business. In order to implement an upgrade or expansion, we expect to hire an EPC contractor. Due to a recent surge in construction projects across the energy industry, we may experience difficulties in securing an EPC contractor in a timely fashion to execute our proposed projects. If we are unable to contract an EPC contractor to effect an upgrade or expansion in a timely fashion, our profitability could be negatively affected.

Our profitability may be limited if we experience cost overruns on any construction project or capital improvements we undertake in connection with our acquired business.

      Our business plan is based on capturing the cost advantage of heavy, sour crude oil relative to light, sweet crude oil as a raw material to manufacture refined products. Complex refineries that are able to process heavy, sour crude oils use additional processing equipment that requires a substantial capital investment. The Company believes that the capital investments to upgrade a small refinery may range between approximately $100 million and approximately $300 million, although the cost to upgrade any particular refinery may be outside of this range depending on various factors, including the refinery's size, current configuration, available infrastructure, geographic location, the technology being used, construction costs and availability of qualified construction personnel, and there can be no assurance that the cost of any upgrade we may undertake would actually fall within this range. Those investments will be profitable only if the higher capital cost of this processing equipment is more than offset by the increased margins between the price at which a refinery will be able to purchase raw materials and the price at which it will be able to sell its refined products. If we underestimate the capital investments that will be required to add the necessary processing equipment to permit our acquired business to benefit from the light/heavy, sweet/sour price differentials, or otherwise experience cost overruns on any construction project we undertake in connection with our acquired business, our profitability would be negatively affected.

If we consummate our initial business combination with a target business in the refining industry, we may experience difficulties in marketing some of our products.

      Our ability to market the products of a target business we acquire may depend on:

o obtaining the financing necessary to develop our feedstock, such as crude oil, to the point where production is suitable for sale;

o the proximity, capacity and cost of pipelines and other facilities for the transportation of crude oil and refined products;

o     the quantity and quality of the refined products produced; and

o     the availability of viable purchasers willing to buy our refined products.

If we experienced a catastrophic loss and our insurance was not adequate to cover such loss, it could have a material adverse affect on our operations.

      If we consummate our initial business combination and acquire ownership and operation of refineries or related storage and other facilities, our business could be affected by a number of risks, including mechanical failure, personal injury, loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic disasters, including environmental accidents. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on business assets we may acquire upon completion of our initial business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies will contain limitations and exclusions, which, although we believe will be standard for the refining industry, may nevertheless increase our costs and lower our profitability.

      Additionally, any changes to environmental and other regulations or changes in the insurance market may also result in increased costs for, or decreased availability of, insurance we would currently anticipate purchasing against the risks of environmental damage, pollution and other claims for damages that may be asserted against us.

Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could have a material adverse effect on our profitability and operations.

      The dangers inherent in the refining and marketing of petroleum products could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

      Businesses involved in the refining, distribution and marketing of petroleum products and related activities are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, the following:

o     natural disasters, fires, or explosions;

o     spills and pipeline ruptures;

o     third-party interference;

o     disruptions of electricity deliveries; and

o     mechanical failure of equipment at our refinery or third-party facilities.

      Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our property and the property of others. There is also risk of mechanical failure and equipment shutdowns both in the ordinary course of operations and following unforeseen events.

We may have environmental liabilities as a result of our ownership or operation of contaminated properties or relating to exposure to hazardous or toxic materials.

      We could be subject to claims and may incur costs arising out of human exposure to hazardous or toxic substances relating to our operations, our properties, our buildings or to the sale, distribution or disposal of any products containing any hazardous or toxic substances and produced in connection with our business.

      Properties or facilities owned, leased or operated in conjunction with the energy industry may be contaminated due to energy or other historical industrial uses at or near the property. Regulators may impose clean-up obligations if contamination is identified on a property, and third parties or regulators may make claims against owners or operators of properties for personal injuries, property damage or natural resource damage associated with releases of hazardous or toxic substances. Even if the business we purchase did not cause the contamination or release, certain environmental laws hold current and previous owners or operators of real property liable for the costs of cleaning up contamination regardless of whether they knew of or were responsible for the contamination. These environmental laws also may impose liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is or was ever owned or operated by such person.

      Finally, it is possible that a target business we purchase may have historical liabilities relating to previous operations or the previous ownership of real property or facilities. While we may be able to structure a transaction to leave those types of liabilities with the seller, it may not be possible to do so as a legal or practical matter. As a result, we may ultimately have liability for environmental matters that do not relate to businesses we operate.

We will be subject to significant environmental, safety and other governmental regulations and may incur significant costs to comply with these regulations.

      The oil refining, distribution and marketing industry and related activities are subject to extensive and increasingly stringent environmental protection, safety and other related federal, state and local laws, rules, regulations and treaties. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination.

If we are unable to adhere to these requirements, or if we are unable to obtain or maintain compliance with our environmental permits we could be subject to civil or criminal penalties and fines and to material restrictions on our business and operations. The costs of complying with these requirements and any adverse operational impact of compliance could have a material adverse effect on our profitability and operations. Certain segments of the energy industry are also subject to the payment of royalties, and the level of taxation of the energy industry tends to be high compared with that of other commercial activities.

Hazards inherent in refining operations will require continual oversight and control.

      If we consummate our initial business combination, we may be engaged in transporting and refining potentially toxic materials in the course of our business. There is a risk of leaks or spills of crude oil, petroleum products and other potentially hazardous materials at operating sites and during transportation. If operational risks materialized, it could result in loss of life, damage to the environment or loss of production. We will attempt to conduct our activities in such a manner that there is no or minimal damage to the environment. However, these risks will require continual oversight and control.

Conservation measures and technological advances could reduce demand for crude oil and refined products.

      Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for crude oil and refined petroleum products. We cannot predict when or whether there will be any change in demand for these products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may be adversely affected to the extent we are unable to address any perceived trade-off between the increasing demand for global access to energy and the protection or improvement of the natural environment.

If the increasing demand for alternative fuels lowers the demand for transportation fuels, our profitability could be negatively affected.

      Rising crude oil and refined products prices are increasing the economic feasibility and demand for alternative fuels like ethanol and bio-diesel. New technologies are being developed to further increase the feasibility and enhance the performance of these fuels. Additionally, energy security concerns, agricultural interests, environmental activists, and others are increasing the visibility of alternative fuels as a substitute for transportation fuels. Should these trends continue and the demand for alternative fuels continue to rise, consequently lowering the demand for petroleum-based transportation fuels, our profitability could be negatively affected.

Foreign currency fluctuations could adversely affect our business and financial results.

      Crude oil prices are generally set in U.S. dollars while sales of refined products may be in a variety of currencies. If we consummate a business combination with a target business with operations outside of the United States, our business will be subject to risks of fluctuations in foreign currency exchange rates. In certain markets, we may also experience difficulty in converting local currencies to U.S. dollars, or the market for conversion of local currency into other currencies may deteriorate or cease to exist.

      In addition, a target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Following our initial business combination, we may engage in hedging transactions in an attempt to mitigate exposure to price fluctuations in oil and other petroleum products; these attempts may not be successful.

      Following our initial business combination, we may engage in short sales and utilize derivative instruments such as options, futures, forward contracts, interest rate swaps, caps and floors, to hedge against exposure to fluctuations in the price of crude oil, refined petroleum products and other energy portfolio positions, as well as foreign currency exchange and interest rates. Hedging transactions may not be as effective as we intend in reducing our exposure to these fluctuations and any resulting volatility in our cash flows, and if we incorrectly assess market trends and risks, may result in a poorer overall performance than if we had not engaged in any such hedging transactions.

Item 1B. Unresolved Staff Comments.

      None.

Item 2. Properties.

      Our executive offices are currently located at 100 Mill Plain Road, Suite 320, Danbury, Connecticut, 06811. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

      Our units, common stock and warrants are listed on the American Stock Exchange under the symbols "NTQ.U," "NTQ" and "NTQ.WS," respectively. The following table set forth the high and low sales information for the Company's Units for the period from February 5, 2007 through March 31, 2007 and the Company's Common Stock and Warrants for the period from February 23, 2007 through March 31, 2007.

--------------------------------------------------------------------------------
                         Common Stock             Warrants             Units
                         ------------             --------             -----
--------------------------------------------------------------------------------
BY QUARTER ENDED         HIGH     LOW          HIGH     LOW        HIGH      LOW
--------------------------------------------------------------------------------
December 31, 2006          --       --           --       --         --       --
--------------------------------------------------------------------------------
March 31, 2007           9.34     9.11         0.70     0.66       9.84     9.70
--------------------------------------------------------------------------------

Holders

      On December 31, 2006, the total number of stockholders of record of our common stock was one. As of March 31, 2007, there was one stockholder of record of our common stock.

Dividend Policy

      We have not paid any dividends on our common stock to date and will not pay cash dividends prior to the completion of our initial business combination. After we complete our initial business combination, the payment of dividends will depend on our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of dividends after our initial business combination will be within the discretion of our board of directors at that time. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate that our board will declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

      On June 20, 2006, NTR Partners LLC purchased 7,812,500 shares of our common stock and 4.25 million warrants to purchase shares of our common stock (comprising 2.5 million initial founders' warrants and 1.75 million performance warrants) for a purchase price of $2,525,000. On December 15, 2006, we reacquired for nominal consideration 1,562,500 of those shares for retirement as well as all 1,750,000 of the performance warrants for cancellation. This sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

      Immediately prior to the issuance and sale of the securities in our initial public offering, NTR Partners LLC, our director Mr. Ortale, Sewanee Partners III, L.P. (affiliated with Mr. Ortale), Hendricks Family LLLP (affiliated with our director Mrs. Hendricks), Gilliam Enterprises LLC (affiliated with our Chairman Mr. Gilliam) and our director Mr. Quarles collectively purchased 3,350,000 warrants directly from us at a price of $1.00 per warrant, for an aggregate purchase price of $3.35 million in a private placement. This sale of warrants was also deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, each of the aforementioned purchasers represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

Use of Proceeds from Sales of Registered Securities.

      On February 5, 2007, we closed our initial public offering of 24,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. On February 22, 2007, we consummated the closing of an additional 557,205 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $245.57 million (excluding the proceeds from the offering of $3.35 million founders' warrants received upon consummation of our initial public offering). Citigroup Global Markets Inc. acted as lead managing underwriter for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (No. 333-135394). The Securities and Exchange Commission declared the registration statements effective on January 29, 2007. We paid a total of $9.82 million in underwriting discounts and commissions and $975,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $240,624,168, of which $240,124,168 was deposited into the Trust Account and the remaining proceeds of $500,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

      As of March 31, 2007, there was approximately $241,697,789 in the Trust Account.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 6. Selected Financial Data.

Results of Operations

      The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report for the period from June 2, 2006 (inception) to December 31, 2006 and as of December 31, 2006. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                               NTR ACQUISITION CO.

                          (A development stage company)

Statement of Operations Information:

                                                                            June 2, 2006
                                                                           (inception) to
                                                                         December 31, 2006
Operating expenses:                                                         $   341,469
     Professional services                                                       18,430
     Rent and facilities                                                         47,921
                                                                            -----------
     Formation and operating                                                    407,820
                                                                            -----------
         Loss from operations before other income and income tax expense       (407,820)
Other income and expense:
     Interest income                                                             71,019
     Other state taxes                                                          (29,067)
                                                                            -----------
         Other income                                                            41,952
                                                                            -----------
         Loss before income tax expense                                        (365,868)
Income tax expense:
     Current                                                                         --
     Deferred                                                                        --
                                                                            -----------
         Income tax expense                                                          --
                                                                            -----------
         Net loss                                                           $  (365,868)
                                                                            ===========
Loss per share:
     Basic                                                                  $     (0.05)
     Diluted                                                                      (0.05)
Weighted average shares outstanding:
     Basic                                                                    7,694,575
     Diluted                                                                  7,694,573

                               NTR ACQUISITION CO.

                          (A development stage company)

Balance Sheet Information:

                                                               December 31, 2006
                                                               -----------------

ASSETS

Cash and cash equivalents                                         $ 2,423,747

Other assets                                                            1,737
                                                                  -----------

         Total current assets                                       2,425,484
                                                                  -----------

Deferred Offering Costs                                               815,343

Other  assets                                                           4,240
                                                                  -----------

         Total assets                                             $ 3,245,067
                                                                  ===========

LIABILITIES

Accrued liabilities                                               $ 1,002,336

Accrued taxes                                                          29,067

Notes payable to initial founders                                      49,534
                                                                  -----------

         Total current liabilities                                  1,080,937
                                                                  -----------

STOCKHOLDERS' EQUITY:

Preferred stock $.0001 par value, none authorized                          --
at December 31, 2006

Common stock $.001 par value, 200,000,000 shares authorized;            6,250
6,250,000 issued and outstanding as of December 31, 2006

Additional paid-in capital                                          2,523,749

Deficit accumulated during the development stage                     (365,868)
                                                                  -----------

         Total stockholders' equity                                 2,164,130
                                                                  -----------

         Total liabilities and stockholders' equity               $ 3,245,067
                                                                  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risks Related To Our Business" included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

      We were formed on June 2, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses, or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America.

      Our initial public offering, in which we sold 24,000,000 units, was completed on February 5, 2007. On February 22, 2007, we completed the closing of an additional 557,205 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $7.50. The public offering price of each unit was $10.00, and we generated gross proceeds of $245.57 million in the initial public offering (including proceeds from the exercise of the over-allotment option and excluding the proceeds from the offering of $3.35 million founders' warrants received upon consummation of our initial public offering). Of the gross proceeds: (i) we deposited $234,274,168 into a Trust Account (the "Trust Account") at Morgan Stanley & Co. Inc., maintained by American Stock Transfer & Trust Company as Trustee, which included $7.37 million of deferred underwriting fees; (ii) the underwriters received $9.82 million as underwriting fees (excluding the deferred underwriting fees); (iii) we retained $975,000 for offering expenses; and (iv) we also retained $500,000 for initial working capital. In addition, we deposited into the Trust Account $5,850,000 that we received from the issuance and sale of 3,350,000 warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated concurrently with the closing of the initial public offering, and the issuance and sale of 2,500,000 founders' warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated prior to the closing of the initial public offering.

      We had not commenced any operations as of December 31, 2006 and had no contractual obligations at that time.

      We intend to utilize cash derived from the proceeds from our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

o     may significantly reduce the equity interest of our stockholders;

o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current officers and directors; and

o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

o our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and

o our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

      We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the Trust Account (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

      We believe that the funds available to us outside of the Trust Account, together with the interest earned on the Trust Account balance that may be released to us, will be sufficient to allow us to operate until January 30, 2009, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that, during the period following our initial public offering, we will incur approximately:

o $1,000,000 of expenses for legal, accounting and other third party expenses attendant to the due diligence investigation, structuring and negotiating of a business combination;

o $180,000 of expenses for the payment for office space, administrative and support services (approximately $7,500 per month for up to two years);

o $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

o $2,470,000 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums.

      The amount of available proceeds is based on management's estimates of the costs needed to fund our operations until January 30, 2009 and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. Nevertheless, we do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

      Since completing our initial public offering, we have identified and entered into preliminary, confidential discussions with certain target businesses with respect to which we may pursue an initial business combination. These target businesses are not discussing opportunities exclusively with us and are accepting offers from competitive bidders. Our discussions may or may not result in the consummation of our initial business combination and any such transaction or transactions would only occur after completing financial, operational, environmental and legal due diligence, and will be subject to the negotiation and execution of definitive agreements governing the terms and conditions of such transactions, as well as compliance with other terms and conditions (including obtaining shareholder approval) for the business combination as set forth in our Prospectus. We have not engaged or retained any agent or representative to identify a suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Should our negotiations with the present target businesses fail to produce an initial business combination, we will continue to pursue other potential candidates for a potential acquisition. We may also seek out other potential targets during the course of our negotiations with these or any other target company, subject to any applicable restrictions on our ability to do so in any preliminary agreement we may enter into as part of the current discussions.

Impact of Recently Issued Accounting Pronouncements

      Reference is made to Note 2 of our Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Management does not believe that SFAS No. 155 will have a material effect on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

      In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the Trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

      Report of Independent Registered Public Accounting Firm

      Balance Sheet as of December 31, 2006

      Statement of Income from June 2, 2006 (date of inception) to December 31, 2006

      Statement of Stockholders' Equity from June 2, 2006 (date of inception) through December 31, 2006

      Statements of Cash Flows from June 2, 2006 (date of inception) to December 31, 2006

      Notes to Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A(T). Controls and Procedures.

      Not Applicable.

Item 9B. Other Information.

      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NTR Acquisition Co.

We have audited the accompanying balance sheet of NTR Acquisition Co. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the period from June 2, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTR Acquisition Co. (a corporation in the development stage) as of December 31, 2006, and the results of its operations and its cash flows for the period from June 2, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.


/s/ KPMG, LLP

Houston, Texas
February 23, 2007

                               NTR ACQUISITION CO.
                      (A Corporation in Development Stage)
                                  Balance Sheet
                                December 31, 2006

                                     Assets
Cash and cash equivalents                                           $ 2,423,747
Other assets                                                              1,737
                                                                    -----------
                  Total current assets                                2,425,484
                                                                    -----------
Deferred offering costs                                                 815,343
Other assets                                                              4,240
                                                                    -----------
                  Total assets                                      $ 3,245,067
                                                                    ===========
                      Liabilities and Stockholder's Equity
Accrued liabilities                                                 $ 1,002,336
Accrued taxes                                                            29,067
Notes payable to initial founders                                        49,534
                                                                    -----------
                  Total current liabilities                           1,080,937
                                                                    -----------
Common stock, $0.001 par value. Authorized 200,000,000, shares;
      issued and outstanding 6,250,000 shares at December 31, 2006        6,250
Additional paid-in capital                                            2,523,748
Deficit accumulated during the development stage                       (365,868)
                                                                    -----------
                  Total stockholder's equity                          2,164,130
                                                                    -----------
                  Total liabilities and stockholder's equity        $ 3,245,067
                                                                    ===========
See accompanying notes to financial statements.

                               NTR ACQUISITION CO.
                      (A Corporation in Development Stage)
                             Statement of Operations
     Period from June 2, 2006 (date of inception) through December 31, 2006

Operating expenses:
      Professional services                                                     $   341,469
      Rent and facilities                                                            18,430
      Formation and operating                                                        47,921
                                                                                -----------
                                                                                    407,820
                                                                                -----------
             Loss from operations before other income and income tax expense       (407,820)
Other income and expense:
      Interest income                                                                71,019
      Other state taxes                                                             (29,067)
                                                                                -----------
             Other income                                                            41,952
                                                                                -----------
             Loss before income tax expense                                        (365,868)
Income tax expense:
      Current                                                                            --
      Deferred                                                                           --
                                                                                -----------
             Income tax expense                                                          --
                                                                                -----------
             Net loss                                                           $  (365,868)
                                                                                ===========
Loss per share:
      Basic                                                                     $     (0.05)
      Diluted                                                                         (0.05)
Weighted average shares outstanding:
      Basic                                                                       7,694,575
      Diluted                                                                     7,694,573

See accompanying notes to financial statements.

                               NTR ACQUISITION CO.
                      (A Corporation in Development Stage)
                  Statement of Changes in Stockholder's Equity
     Period from June 2, 2006 (date of inception) through December 31, 2006

                                                                                                  Deficit
                                                                                                accumulated
                                                    Common stock                Additional       during the
                                            ----------------------------         paid in        development
                                              Shares            Values           capital            stage             Total
                                            ----------        ----------        ----------       ----------        ----------
Balance at June 2, 2006 (inception)                 --        $       --                --               --                --
Sale of common shares to initial
   founders                                  7,812,500             7,813         2,267,085               --         2,274,898
Sale of 4,250,000 warrants to initial
   founders                                         --                --           250,101               --           250,101
Cash contribution made by initial
   founders                                         --                --             5,000               --             5,000
Common stock repurchased and
   performance warrants from
   initial founders for $1.00               (1,562,500)           (1,563)            1,562               --                (1)

Net loss                                            --                --                --         (365,868)         (365,868)
                                            ----------        ----------        ----------       ----------        ----------
Balances at December 31, 2006                6,250,000        $    6,250         2,523,748         (365,868)        2,164,130
                                            ==========        ==========        ==========       ==========        ==========

See accompanying notes to financial statements.

                               NTR ACQUISITION CO.
                      (A Corporation in Development Stage)
                             Statement of Cash Flows
     Period from June 2, 2006 (date of inception) through December 31, 2006

Cash flows from operating activities:
      Net loss                                                                                      $  (365,868)
      Adjustments to reconcile net loss to net provided by (used in) operating activities:
         Changes in assets and liabilities:
            Other assets                                                                                 (5,977)
            Accrued taxes                                                                                29,067
            Accrued liabilities                                                                         255,488
            Notes payable to initial founders                                                            49,534
                                                                                                    -----------
                     Net cash used in operating activities                                              (37,756)
                                                                                                    -----------
Cash flows from investing activities:
      Cash held in trust account                                                                             --
      Marketable securities held in trust                                                                    --
                                                                                                    -----------
                     Net cash used in investing activities                                                   --
                                                                                                    -----------
Cash flows from financing activities:
      Proceeds from sale of common stock to initial founders, net of offering costs                   2,211,403
      Proceeds from sale of warrants to initial founders                                                250,101
      Repurchase of common stock and performance warrants                                                    (1)
                                                                                                    -----------
                     Net cash provided by financing activities                                        2,461,503
                                                                                                    -----------
                     Net increase in cash                                                             2,423,747
Cash and cash equivalents, beginning of period                                                               --
                                                                                                    -----------
Cash and cash equivalents, end of period                                                            $ 2,423,747
                                                                                                    ===========
Noncash financing activities:
      Accrual of deferred offering costs                                                            $   746,848

See accompanying notes to financial statements.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                          Notes to Financial Statements
                                December 31, 2006

(1)   Organization and Nature of Business Operations

      NTR Acquisition Co. (the Company) was organized under the laws of the State of Delaware on June 2, 2006. The Company was formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. The Company has selected December 31st as its fiscal year end.

      The Company has neither engaged in any operations nor generated any revenue to date. The activity from June 2, 2006 (inception) to December 31, 2006 relates to the Company's formation described in Note 6 and initial public offering described in Note 7. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

(2)   Summary of Significant Accounting Policies

      (a)   Cash Equivalents and Concentrations

            The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

      (b)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

      (c)   Loss Per Common Share

            Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share gives effect to the potential dilution of earnings which could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings, if dilutive.

            The 2,500,000 warrants to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended December 31, 2006.

      (d)   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                          Notes to Financial Statements
                                December 31, 2006

(3)   Deferred Offering Costs

      Deferred offering costs consist primarily of legal fees related to the initial public offering and will be charged to additional paid-in capital at closing of the initial public offering.

(4)   Notes Payable - Related-Party

      The Company issued unsecured promissory notes totaling $49,534, to initial founders related primarily to operating, formation, and facility costs incurred on behalf of the Company. The notes do not bear interest.

(5)   Income Taxes

      The Company recorded a deferred income tax asset for the tax effect of temporary differences and a net operating loss carryforward of $124,395. Management does not believe it is more likely than not that the benefit associated with this net operating loss carryforward will be realized and, therefore, a full valuation allowance was recorded.

      The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

(6)   Formation of the Company

      On June 20, 2006, NTR Partners LLC purchased 7,812,500 initial founders' shares of common stock, 2,500,000 initial founders' warrants, and 1,750,000 performance warrants for a purchase price of $2,525,000 in a private placement in connection with the formation of NTR Acquisition Co.

      These initial founders' shares of common stock are identical to the shares included in the units issued in connection with the initial public offering, except that each holder of the initial founders' shares has agreed (i) in connection with the stockholder vote required to approve an initial business combination, to vote the initial founders' shares in accordance with a majority of the shares of common stock voted by the public stockholders, and (ii) to waive its the right to participate in any liquidation distribution with respect to the initial founders' shares if we fail to consummate a business combination.

      Each holder of initial founders' shares has also agreed that it will not to sell or transfer the initial founders' shares for a period of one year from the date the Company completes its initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions to waive their rights to participate in a liquidation if the Company does not consummate its initial business combination and to vote with the majority of public stockholders who vote in connection with the Company's initial business combination. In addition, the initial founders' shares will be entitled to registration rights commencing on the date on which they become transferable under a warrant agreement.

      The initial founders' warrants are identical to those being issued in the initial public offering, except that the initial founders' warrants will be nonredeemable so long as they are held by NTR Partners LLC or any of the Company's founders or their permitted transferees.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                          Notes to Financial Statements
                                December 31, 2006

      Each of the Company's founders has agreed that it will not to sell or transfer the any founders' warrants such founder holds until after the Company completes its initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions. In addition, commencing on the date on which they become exercisable, the initial founders' warrants and the shares of common stock issuable upon exercise of the warrants will be entitled to registration rights under a registration rights agreement dated January 30, 2007.

      On December 15, 2006, the Company purchased from its initial stockholder an aggregate of 1,562,500 outstanding common shares for retirement and all 1,750,000 outstanding performance warrants for cancellation for aggregate nominal consideration of $1.00. These transactions were effected to ensure that the shares included in the units sold in the initial public offering (as described in Note 7) represented approximately 80% of the Company's outstanding share capital.

(7)   Subsequent Events

      On January 30, 2007, the Company purchased from its initial stockholder 250,000 outstanding common shares for nominal consideration of $1.00.

      On January 29, 2007, the registration statement for the Company's initial public offering was declared effective and on February 5, 2007 the Company sold to the public 24,000,000 units (Units) at a price of $10.00. Subsequently, on February 20, 2007, the underwriters for the Company's initial public offering exercised a portion of their over-allotment option and subsequently purchased on February 22, 2007 an additional 557,205 units at $10.00 per unit. Each unit consists of one share of the Company's common stock, $0.001 par value and one warrant (Warrant).

      Each Warrant entitles the holder to purchase from the Company one share of common stock at a price of $7.50 on the later of the completion of the initial business combination or thirteen months from the closing of the initial public offering, in each case, provided that the Company has a registration statement in effect covering the shares of common stock issuable upon exercise of the Warrants. The Warrants expire January 30, 2011 unless earlier redeemed.

      Pursuant to the warrant agreement (Warrant Agreement), the Company is required to use its best efforts to effect the registration of the shares of common stock under the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of the exercise. Also, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

      A total of approximately $240,124,000, including the net proceeds of the initial public offering, the sale of the initial founder' securities and the deferred underwriting discounts and commissions has been placed in a trust account at Morgan Stanley & Co. Inc., with the American Stock Transfer & Trust Company as trustee. Except for a portion of the interest income to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company's initial business combination or the liquidation of NTR Acquisition Co. Under the terms of the investment management trust agreement, up to $3.25 million of interest (net of taxes payable) may be released to the Company, subject to availability.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                          Notes to Financial Statements
                                December 31, 2006

      The initial target business or businesses with which the Company combines must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $7.4 million at the time of the initial business combination).

      An initial business combination will be consummated only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.

      Public stockholders voting against the initial business combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (before payment of the deferred underwriting discounts and commissions and including interest earning on their pro rata portion of the trust account, net of income taxes payable on such interest and net of interest income of up to $3.25 million on the trust account balance previously released to the Company to fund working capital requirements) if the initial business combination is approved and completed. If the initial business combination is not approved or completed for any reason, then public stockholders voting against the initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account.

      If the Company is unable to complete a business combination by January 30, 2009, it will automatically dissolve and as promptly as practicable thereafter adopt a plan of dissolution and distribution. Upon its receipt of notice from counsel that the Company has been dissolved, the trustee will commence liquidating the investments constituting the trust account and distribute the proceeds to the public stockholders. The Company's initial founders have waived their right to participate in any liquidation distribution with respect to any initial bounders' shares. There will be no distribution from the trust account with respect to any of the warrants which will expire worthless if the Company is liquidated.

      On February 5, 2007, a group of the Company's initial founders purchased an additional 3,350,000 warrants ($3.35 million in the aggregate) in a private placement. These warrants are identical to the Warrants contained in the Units except that they are not redeemable while held by any of the founders or their permitted transferees. The warrants issued in connection with the private placement are subject to certain transfer restrictions.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name                         Age(1)      Position

D. Duane Gilliam               62        Chairman of the Board of Directors

Mario E. Rodriguez             40        Chief Executive Officer and Director

William E. Hantke              59        Vice Chairman of the Board of Directors
                                         and Principal Financial Officer

Henry M. Kuchta                50        Director, President and Chief Operating
                                         Officer

Maureen A. Hendricks           55        Director

Buford H. Ortale               45        Director

Randal K. Quarles              49        Director

(1) As of March 31, 2007

      D. Duane Gilliam has been non-executive Chairman of the Board of Directors of our company since its inception in June 2006. Mr. Gilliam has more than 38 years of experience in the petroleum industry. He served as executive vice president of corporate affairs of Marathon Ashland Petroleum LLC, a refining, marketing and transportation company from 2001 to 2003, when he retired. From 1998 to 2001, he was executive vice president of Marathon Ashland Petroleum LLC, Findlay, Ohio. Between 1993 and 1998, Mr. Gilliam served first as executive vice president of petroleum operations at Ashland Petroleum Company, also a refining, marketing and transportation company, and, thereafter, as senior vice president for Ashland Inc. and president of Ashland Petroleum Company, where he had previously served as group vice president in 1992. Mr. Gilliam started his career at Ashland Inc. in 1967 as a process engineer, and was subsequently promoted to positions of increasing responsibility, becoming executive assistant, director and vice president of administration for Scurlock Oil Company in 1984 and president of the newly combined Scurlock Permian Corporation in 1991.

      In addition, Mr. Gilliam is a member of the 25 Year Club of the Petroleum Industry. He was a member and director of the American Petroleum Institute from 1996 to 2003. During that time, he also served on the API's downstream committee. Mr. Gilliam served as chairman of the board of directors of the National Petrochemical & Refiners Association, or NPRA, from 2002 to 2004, after having served as vice chairman from 1999 to 2002. He was also a member of the NPRA's executive committee and issues committee from 1999 to 2002. Furthermore, he served as chairman of the owner representatives board of LOOP LLC from 2001 to 2003. From 2000 to 2003, he served on the board of directors of Colonial Pipeline Company. Since January 2005, he has served on the board of directors of VeraSun Energy.

      Mr. Gilliam holds a B.S. in chemical engineering from the University of Kentucky and is a graduate of Harvard University's Advanced Management Program. He is a registered professional engineer in Kentucky, Louisiana and Texas. In 2003, Mr. Gilliam was inducted into the University of Kentucky Engineering Hall of Distinction.

      Mario E. Rodriguez has been a director of our company and Chief Executive Officer since its inception in June 2006. From 2002 to 2006, Mr. Rodriguez was managing director in the global energy group of the investment banking division at Citigroup Global Markets, Inc., where he was responsible for the origination and execution of mergers and acquisitions and capital markets transactions for integrated oil companies, large capitalization exploration and production companies, and refining and marketing companies. In addition, Mr. Rodriguez was a member of the resource steering committee of Citigroup's investment banking division since 2005. From 2001 to 2002, Mr. Rodriguez was director of the global energy group of Citigroup's investment banking division, where he had previously served as vice president from 1999 to 2001. As vice president, director and subsequently managing director at Citigroup, Mr. Rodriguez advised many integrated oil and refining companies like ExxonMobil Corporation, Chevron Corporation, ConocoPhillips, Royal Dutch Shell, Premcor Inc., Sunoco and Repsol YPF S.A. on mergers and acquisitions and selected capital markets transactions.

      From 1996 to 1999, Mr. Rodriguez served as vice president of the natural resources and power group of the investment banking division of J.P. Morgan & Co. Incorporated, after having been an associate in the same group since 1994. Mr. Rodriguez represented companies like Petroleos de Venezuela, S.A., the Venezuelan national oil company, Saudi Aramco, the Saudi Arabian national oil company, Repsol YPF S.A. and E. I. du Pont de Nemours & Co. in various mergers and acquisitions transactions.

      From 1990 to 1992, Mr. Rodriguez was a consultant in the international energy directorate of Arthur D. Little, Inc. where he assisted several international integrated oil companies in organizational restructuring, business process redesign and development of performance measurement systems. From 1991 to 1992, he was also the team leader for the operations research group, which was focused on refinery planning and distribution using linear programming techniques. He completed assignments for Shell Oil, PetroCanada, Saudi Aramco, British Petroleum and Yacimientos Petroliferos Fiscales.

      Mr. Rodriguez holds a B.S. degree in mechanical engineering from Universidad Simon Bolivar, Caracas, Venezuela, and a Master in Business Administration degree from Harvard Business School.

      William E. Hantke has been Vice Chairman of the Board and Principal Financial Officer of our company since its inception in June 2006. Mr. Hantke served as executive vice president and chief financial officer of Premcor, Inc., a growth refining company, from 2002 to 2005. Mr. Hantke was also corporate vice president of development of Tosco Corporation, a growth refining and marketing company, from 1999 until 2001, where he had previously served as corporate controller from 1993 until 1999. As a senior executive at Tosco, Mr. Hantke participated in the acquisition of ten oil refineries. Prior to working at Tosco, Mr. Hantke was senior manager, mergers and acquisitions at Coopers & Lybrand from 1989 to 1990. He also held various positions from 1975 to 1988 at AMAX, Inc., including corporate vice president, operations analysis and senior vice president, finance and administration, metals and mining. He was staff/senior accountant at Arthur Young from 1970 to 1975. He is also currently a director of NRG Energy and non-executive chairman of Process Energy Solutions. Mr. Hantke holds a B.S. degree in accounting from Fordham University.

      Henry M. Kuchta has been a director of our company since September 2006 and our President and Chief Operating Officer since December 2006. Mr. Kuchta served as president of Premcor Inc., a growth refining and marketing company, from 2003 until 2005 and as chief operating officer of Premcor Inc. from 2002 until 2005. Prior to that in 2002, Mr. Kuchta served as executive vice president-refining of Premcor Inc. From 2001 until 2002, Mr. Kuchta served as business development manager for Phillips 66 Company, following Phillips' 2001 acquisition of Tosco Corporation. Prior to joining Phillips, Mr. Kuchta served in various corporate, commercial and refining positions at Tosco Corporation from 1993 to 2001. Before joining Tosco, Mr. Kuchta spent 12 years at Exxon Corporation in various refining, engineering and financial positions, including assignments overseas. Mr. Kuchta holds a B.S. in chemical engineering from Wayne State University.

      Maureen A. Hendricks has been a director of our company since its inception in June 2006. She is a retired investment banker with 30 years of experience in domestic and international capital markets and relationship and underwriting product management. During her career Mrs. Hendricks served on various management committees, including credit policy, market risk, capital allocation, and compensation. From 1997 until her retirement in 2001, Mrs. Hendricks was the head of global energy and power at Salomon Smith Barney, where she also acted as a senior advisory director until 2003.

      Mrs. Hendricks started her career at J.P. Morgan & Co. Incorporated in 1973, where she held a variety of positions of increasing responsibility in both client relationship and product management until 1997. For example, she served as the head of global debt capital markets, the head of North American fixed income, the head of European equities, and the co-head of global equity derivatives.

      Mrs. Hendricks has been a member of the board of directors of Millipore Corporation since 1995 and has previously served as the chair of the audit committee and the chair of the management development and compensation committee of that firm. She is currently a member of the governance committee of Millipore. In addition, Mrs. Hendricks has been the lead director, the chair of the audit committee, and a member of the governance and compensation committees of Opteum Inc. since 2003.

      Mrs. Hendricks holds an AB degree magna cum laude from Smith College, where she was elected to Phi Beta Kappa. She also completed the Harvard Business School Program for Management Development.

      Buford H. Ortale has been a director of our company since its inception in June 2006. Mr. Ortale is currently president of Sewanee Ventures, a private equity firm that he founded in 1996. Sewanee Ventures is the general partner of Sewanee Partners III, L.P., a private investment partnership. He has been involved in numerous private equity investments over the years, including start-ups in which he was an original stockholder. Among others, his pre-initial public offering investments include iPayment, Dr. Pepper/Seven Up, Premiere Technologies, Texas Capital Bancshares, and Opteum Inc. Mr. Ortale began his career as an associate with Merrill Lynch's Merchant Banking Group in New York in 1987, and was a Vice President when he left in 1991. From 1991 to 1992, he worked at Equitable Securities and formed BHO Associates, the predecessor to Sewanee Ventures. In 1993, Mr. Ortale founded and was a director of NationsBank's High Yield Bond Group, leaving in 1996 as a managing director. Including a stint as a managing director in the Financial Sponsors Group of Deutsche Bank Securities from 2001-2002, he has continued his private equity endeavors through Sewanee Ventures from 1996 to the present.

      Mr. Ortale has served on the board of directors of several companies, including Ztel, Premiere Technologies, Phyve Corporation, and MusicTrust. He currently sits on the boards of InkStop, TerraCerta, Enliven Partners, and Opteum Inc., a NYSE-listed company of which he chairs the governance committee and is a member of the audit committee.

      Mr. Ortale received a B.A. from the University of the South, and a Masters in Business Administration from Vanderbilt University.

      Randal K. Quarles has been a director of our company since October 2006. From August 2001 until October 2006, Mr. Quarles served in a variety of senior roles at the U.S. Department of the Treasury: from August 2005 as Under Secretary of the Treasury for Domestic Finance; from 2002 to 2005 as Assistant Secretary of the Treasury for International Affairs; and from 2001 to 2002 as the United States Executive Director at the International Monetary Fund. In these roles, Mr. Quarles was responsible for a wide range of domestic and international financial matters including exchange rate policy (including Chinese currency flexibility), financial structure and stability (including IMF lending to Turkey and Brazil), sovereign debt markets (including U.S. policy on the Argentine debt default), cross-border investment policy (including the proposed acquisition of Unocal by the Chinese National Offshore Oil Corporation), financial market regulation (including policy on hedge funds and derivatives), promotion of free trade in financial services (including negotiation of the financial services provisions of six free trade agreements), and development finance (including negotiation of the debt relief agreement for the world's highly indebted poor countries at the London G7 meetings in 2005).

      From 1984 to 1991 and from 1993 to 2001, Mr. Quarles practiced law in the private sector at Davis Polk & Wardwell, where he was a partner from 1994 to 2001 and co-head of the firm's Financial Institutions Group from 1996 to 2001. In the interval from 1991 to 1993, Mr. Quarles also served in the Treasury
Department: from 1992 to 1993 as Deputy Assistant Secretary for Financial Institutions Policy, and from 1991 to 1992 as Special Assistant to the Secretary of the Treasury.

      Mr. Quarles holds an A.B. degree, summa cum laude, from Columbia College, where he majored in Philosophy and Economics. He also received a J.D. degree from the Yale Law School.

Number and Terms of Office of Directors

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Ortale and Mr. Quarles, will expire at our first annual meeting of stockholders following consummation of the initial public offering. The term of office of the second class of directors, consisting of Mr. Hantke, Mr. Kuchta and Mr. Rodriguez, will expire at the second annual meeting of stockholders following consummation of the initial public offering. The term of office of the third class of directors, consisting of Mr. Gilliam and Mrs. Hendricks, will expire at the third annual meeting of stockholders following consummation of the initial public offering.

      These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. Through their positions described above, most of our directors have extensive experience in the energy industry, and in the refining and marketing sector in particular. However, none of these individuals has been a principal of or affiliated with a blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with any such entity. Nevertheless, we believe that the skills and expertise of these individuals, their collective access to potential target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing our initial business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Director Independence

      The American Stock Exchange requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Mr. Gilliam, Mrs. Hendricks, Mr. Ortale and Mr. Quarles are our independent directors, constituting a majority of our board. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

      We have established an audit committee consisting of Mr. Gilliam, Mrs. Hendricks and Mr. Ortale, with Mrs. Hendricks serving as chair. As required by the rules of the American Stock Exchange, each of the members of our audit committee is financially literate, and we consider Mrs. Hendricks to qualify as an "audit committee financial expert" and "financially sophisticated" as defined under SEC and American Stock Exchange rules, respectively. The responsibilities of our audit committee include:

o meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

o appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

o overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

o meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

o reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

o establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

o preparing the report required by the rules of the SEC to be included in our annual proxy statement;

o monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

o reviewing and approving all payments made to our officers, directors and affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

      The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate" as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

      In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mrs. Hendricks satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

Nominating and Governance Committee

      We have established a governance and nominating committee consisting of Mr. Gilliam, Mrs. Hendricks, Mr. Quarles and Mr. Ortale, with Mr. Gilliam serving as chair. Each member of the governance and nominating committee is an independent director under the American Stock Exchanges listing standards. The functions of our governance and nominating committee include:

o     recommending qualified candidates for election to our board of directors;

o     evaluating and reviewing the performance of existing directors;

o making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

o developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

Guidelines for Selecting Director Nominees

      The guidelines for selecting nominees, which are specified in the Governance and Nominating Committee Charter, generally provide that persons to be nominated:

o should have demonstrated notable or significant achievements in business, education or public service;

o should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

o should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

      The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person's candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, no filings were required to be filed.

Code of Ethics

      We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Item 11. Executive Compensation.

      None of our executive officers or directors has received any compensation for service rendered. After our initial business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of the American Stock Exchange.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 by:

o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

o     each of our officers and directors; and

o     all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                               Amount and Nature of             Percent
Name and Address of Beneficial Owner (1)                       Beneficial Ownership          of Class (2)
NTR Partners LLC                                                   2,905,653 (3)                 9.51%

Mario E. Rodriguez                                                 2,905,653 (3)                 9.51%

William E. Hantke                                                  2,905,653 (3)                 9.51%

Altamira Ventures I LP                                             2,905,653 (3)(4)              9.51%

Henry M. Kuchta                                                    2,908,653 (3)(5)              9.52%

Highfields Capital Management III L.P.                             1,777,179 (6)                 5.82%

Fir Tree, Inc.                                                     1,665,100 (7)                 5.45%

HBK Management LLC                                                 1,619,644 (8)                 5.30%

Buford H. Ortale                                                   1,282,051                     4.20%

Sewanee Partners III, L.P.                                           423,718 (9)                 1.39%

Randal K. Quarles                                                    402,407                     1.32%

Gilliam Enterprises LLC                                              398,177 (10)                1.30%

D. Duane Gilliam                                                           0                     0.00%

Hendricks Family LLLP                                                398,177 (11)                1.30%

Maureen A. Hendricks                                                 189,816                     0.62%

All executive officers and directors as a group
(7 individuals)                                                    6,003,000                    19.65%

----------
(1) Unless otherwise indicated, the business address of each of the individuals is 100 Mill Plain Road, Suite 320, Danbury, CT 06811.

(2) Assumes the 6,000,000 initial founders' shares, 24,000,000 shares issued in connection with the initial public offering and 557, 205 shares issued in connection with the over-allotment options exercised by the underwriters, for a total of 30,557,205 outstanding shares as of March 31, 2007.

(3) Other than the 3,000 shares directly owned by Mr. Kuchta (as described in footnote 5 below), these shares are owned of record by NTR Partners LLC, and are equivalent to a 9.51% interest in our common stock following the IPO. As of the IPO, NTR Partners LLC is owned by Mr. Rodriguez (55.2%), Mr. Hantke (18.2%), Altamira Ventures I LP (14.5%) and Mr. Kuchta (12.1%). The shares of our common stock shown in the above table as being owned by each such individual reflect the fact that due to the ownership interest of each in NTR Partners LLC, each may be viewed as having or sharing dispositive or voting power over all of these shares, although each of Altamira Ventures I LP, Mr. Rodriguez, Mr. Hantke and Mr. Kuchta disclaims beneficial ownership of shares of our common stock in excess of its or his percentage ownership of NTR Partners LLC.

(4) Altamira Ventures I LP is a New York limited partnership jointly controlled by our Chief Executive Officer Mario E. Rodriguez and members of his family.

(5) Mr. Kuchta has direct ownership of 3,000 shares of the 2,908,653 total shares beneficially owned by him.

(6) Highfields Capital III L.P. ("Capital III") beneficially owns 1,777,179 shares. Capital III, together with Highfields Capital I L.P. ("Capital I") and Highfields Capital II L.P. ("Capital II") (collectively the "Funds"), beneficially own 2,399,000 shares, or 8.0%. Therefore Capital I and Capital II individually owns less than 5% of the shares. Highfields Capital Management serves as an investment manager to each of the Funds. Each of Highfields Capital Management, Highfields GP, Highfields Asssociates, Jonathon S. Jacobson and Richard L. Grubman has the power to direct the dividends from or the proceeds of the sale of the shares owned by the Funds. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the Securities and Exchange Commission on January 30, 2007.

(7) Fir Tree, Inc. is investment manager of both Sapling, LLC ("Sapling") and Fir Tree Recovery Master Fund, L.P. ("Recovery"). Sapling and Recovery own 1,365,100 shares and 300,000 shares, respectively. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2007.

(8) HBK Management LLC beneficially owns 1,619,644 shares together with HBK Investments L.P., HBK Services LLC, HBK Partners II L.P. and HBK Master Fund L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Larence H. Lebowitz and William E. Rose are each managing members of HBK Management LLC and each disclaim beneficial ownership of these shares. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the Securities and Exchange Commission on March 30, 2007.

(9) Sewanee Partners III, L.P. is an investment fund advised by Sewanee Ventures LLC, a Tennessee limited liability company, of which our director Buford H. Ortale is the president.

(10) Gilliam Enterprises LLC is a Delaware limited liability company jointly controlled by our chairman, D. Duane Gilliam, and his wife.

(11) Hendricks Family LLLP is a Florida limited liability limited partnership jointly controlled by our director Maureen A. Hendricks and her husband. The business address of Hendricks Family LLLP is 217 Rudder Road, Vero Beach, FL 32963.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

      For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our Prospectus dated January 30, 2007 and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

      The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2006, fees paid to our independent registered public accounting firm were $244,800 for the services they performed in connection with various audits (June 20, 2006, October 15, 2006, December 31, 2006, February 5, 2007 and February 22, 2007), and our initial public offering, including the financial statements included in the Form S-1 and amendments filed with the Securities and Exchange Commission through December 31, 2006.

Audit-Related Fees

      During 2006, our independent registered public accounting firm did not render any non-audit services related to the Company.

Tax Fees

      During 2006, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

      During 2006, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

      Since our audit committee was not formed until our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

      See Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

      All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NTR Acquisition Co.


Dated: May 14, 2007                     By:       /s/ MARIO E. RODRIGUEZ
                                            ------------------------------------
                                                     Mario E. Rodriguez
                                            Director and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                                        Title                           Date
-----------------------------------          ------------------------------------        ------------

     /s/ MARIO E. RODRIGUEZ                  Director and Chief Executive Officer        May 14, 2007
-----------------------------------
       Mario E. Rodriguez


     /S/    D. DUANE GILLIAM                 Chairman of the Board of Directors          May 13, 2007
-----------------------------------
        D. Duane Gilliam


    /S/    WILLIAM E. HANTKE                     Vice Chairman of the Board of           May 14, 2007
-----------------------------------            Directors and Principal Financial
        William E. Hantke                                   Officer


     /S/    HENRY M. KUCHTA                      Director, President and Chief           May 14, 2007
-----------------------------------                    Operating Officer
         Henry M. Kuchta


   /S/    MAUREEN A. HENDRICKS                             Director                      May 11, 2007
-----------------------------------
      Maureen A. Hendricks


     /S/    BUFORD H. ORTALE                               Director                      May 10, 2007
-----------------------------------
        Buford H. Ortale


    /S/    RANDAL K. QUARLES                               Director                      May 14, 2007
-----------------------------------
        Randal K. Quarles

                                  EXHIBIT INDEX

Exhibit
No.         Description

1.1+        Form of Underwriting Agreement

3.1+        Form of Second Amended and Restated Certificate of Incorporation

3.2+        Form of Amended and Restated Bylaws

4.1+        Specimen Unit Certificate

4.2+        Specimen Common Stock Certificate

4.3+ Form of Second Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company

4.4+        Amended Form of Founders' Warrant Certificate

4.7+        Amended Form of Warrant Certificate for Public Warrants

10.1+ Amended Form of Letter Agreement between the Registrant and founding shareholders other than directors and officers

10.3+ Amended Form of Letter Agreement between the Registrant and each director and officer

10.4+ Initial Founders' Securities Purchase Agreement, dated as of June 20, 2006, between the Registrant and NTR Partners LLC

10.5+ Form of Registration Rights Agreement among the Registrant, NTR Partners LLC and the persons named therein

10.6+ Form of Indemnity Agreement between the Registrant and each of its directors and executive officers

10.7+ Form of Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company

10.8+       Form of Additional Founders' Warrant Purchase Agreement

14.1+       Form of Code of Conduct and Ethics

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1+       Form of Charter of Audit Committee

99.2+       Form of Charter of Governance and Nominating Committee

----------
+Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-135394).