Form 10-Q
period 2007-03-31
NTR Acquisition Co.
filed 2007-05-15
CIK 1366578

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED March 31, 2007

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

                                    ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|. Accelerated filer |_|. Non-accelerated filer |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 11, 2007 was 14,287,675.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   1

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              1

Item 3. Quantitative and Qualitative Disclosures About Market Risk             4

Item 4. Controls and Procedures                                                5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                      5

Item 1A. Risk Factors                                                          5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of the Security Holders               21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              22

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

      The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

      This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

      We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

      We are a blank check company incorporated in Delaware on June 2, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, which we refer to as our "initial business combination," one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. We intend to use cash derived from the net proceeds of our initial public offering, and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we undertake, to effect an initial business combination.

      On June 20, 2006, we consummated a private placement of our common stock and warrants to NTR Partners LLC for an aggregate purchase price of $2,525,000. On December 15, 2006, we reacquired for nominal consideration 1,562,500 of those shares for retirement as well as all 1,750,000 of the performance warrants for cancellation. Immediately prior to the issuance and sale of the securities in our IPO, NTR Partners LLC, our director Mr. Ortale, Sewanee Partners III, L.P. (affiliated with Mr. Ortale), Hendricks Family LLLP (affiliated with our director Mrs. Hendricks), Gilliam Enterprises LLC (affiliated with our Chairman Mr. Gilliam) and our director Mr. Quarles collectively purchased 3,350,000 warrants directly from us at a price of $1.00 per warrant, for an aggregate purchase price of $3.35 million in a private placement.

      On February 5, 2007, we closed our initial public offering of 24,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of

$7.50 per share, and received gross proceeds of approximately $240.00 million. On February 22, 2007, we consummated the closing of an additional 557,205 units which were subject to the over-allotment option, which generated net proceeds of approximately $5.57 million.

      As of March 31, 2007, approximately $241,697,789 was held in trust and we had approximately $209,210 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

      Our initial business combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $7.37 million). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

         We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

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

      Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2007, we earned approximately $1,896,921.

      As of March 31, 2007, we had approximately $209,210 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through March 31, 2007:

      Gross proceeds from our initial public offering and private placement of common
         stock and warrants placed in trust                                               $   247,491,330
      Deferred underwriters' discounts and compensation                                        (7,367,162)
      Total interest earned to date                                                             1,878,867
      Less total interest disbursed to us for working capital through March 31, 2007             (305,246)
                                                                                          ---------------
      Total funds held in trust account through March 31, 2007                            $   241,697,789
                                                                                          ===============

      For the quarter ended March 31, 2007, we paid or incurred an aggregate of approximately $436,099 in expenses for the following purposes:

      o premiums associated with our directors and officers liability insurance;

      o payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

      o expenses for due diligence and investigation of prospective target businesses;

      o legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

      o     miscellaneous expenses.

      We believe that we will have sufficient funds to allow us to operate through January 30, 2009, assuming that a business combination is not consummated during that time. Approximately $6,600,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

      o payment of premiums associated with our director's and officer's insurance;

      o payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

      o     due diligence and investigation of prospective target businesses;

      o legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

      o structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

      o     other miscellaneous expenses.

Recent Accounting Pronouncements

      Accounting for Uncertainty in Income Taxes -- In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of SFAS No. 109 Accounting for Income Taxes ("SFAS No. 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No.
109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company's consolidated financial position or results of operations.

      Fair Value Measurements--In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the adoption of SFAS 157 and its impact on the consolidated financial position and results of operation.

Recent Developments

      On March 12, 2007, we withdrew approximately $280,000 of interest earned on the funds held in the trust account. On March 19, 2007, we withdrew approximately $25,246 of additional interest earned on the funds held in the trust account. As of May 4, 2007, after giving effect to our withdrawal of additional interest earned on the funds held in the trust account, approximately $242,683,595 was held in trust and we had approximately $30,906 of unrestricted cash available to us for our activities in connection with identifying and conducting the due diligence of a suitable business combination, and for general corporate matters.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings per common share

      Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

      Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $64,000. The Company's effective tax rate of 34% is equal to the Federal Statutory rate of 34%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

      As of March 31, 2007, approximately $241,697,789 (excluding approximately $7,367,162 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $7,367,162 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 5.13%. Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2007 would result in a decrease of approximately $261,554 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

      We have not engaged in any hedging activities since our inception on June 2, 2006. However, following our initial business combination, we may engage in short sales and utilize derivative instruments such as options, futures, forward contracts, interest rate swaps, caps and floors, to hedge against exposure to fluctuations in the price of crude oil, refined petroleum products and other energy portfolio positions, as well as foreign currency exchange and interest rates. Hedging transactions may not be as effective as we intend in reducing our exposure to these fluctuations and any resulting volatility in our cash flows, and if we incorrectly assess market trends and risks, may result in a poorer overall performance than if we had not engaged in any such hedging transactions.

Item 4. Controls and Procedures.

      As of March 31, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

      There have been no changes in our internal control over financial reporting since December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

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

      Our second amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders' statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions, including the requirement that public stockholders owning less than 20% of the shares sold during our initial public offering exercise their conversion rights in order for us to consummate our initial business combination, as obligations to our stockholders, and neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you will be less than $9.78 per share.

      Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. However, to the extent we have engaged with certain third parties, we have asked for and have obtained such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them. In the case of such a challenge, we will be responsible for the cost associated with defending the validity of the challenged waiver agreement. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.78.

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

      Of the net proceeds of our initial public offering, $500,000 is available to us initially outside the Trust Account to fund our working capital requirements. As of March 31, 2007, there was $209,210 available to us outside the Trust Account. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.25 million, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we could seek to borrow funds or raise additional investments from our officers and directors or others to operate, although our officers and directors are under no obligation to advance funds to, or to invest in, us. If we have insufficient funds available, we may be forced to liquidate.

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

      We have issued warrants to purchase 24,557,205 shares of common stock as part of the units offered in our initial public offering (including the over allotment) and founders' warrants to purchase 5,850,000 shares of common stock. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On June 20, 2006, NTR Partners LLC purchased 7,812,500 shares of our common stock and 4.25 million warrants to purchase shares of our common stock (comprising 2.5 million initial founders; warrants and 1.75 million performance warrants) for a purchase price of $2,525,000. On December 15, 2006, we reacquired for nominal consideration 1,562,500 of those shares for retirement as well as all 1,750,000 of the performance warrants for cancellation. This sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

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

Item 3. Defaults upon Senior Securities.

            Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

            On February 1, 2007, in connection with our initial public offering, by unanimous written consent, our stockholders approved the adoption of an amendment to the Second Amended and Restated Certificate of Incorporation, which was adopted on February 1, 2007.

Item 5. Other Information.

            Not applicable.

Item 6. Exhibits.

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

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

----------
+ Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-135394).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NTR Acquisition Co.


Dated: May 14, 2007            By:            /s/ MARIO E. RODRIGUEZ
                                   ---------------------------------------------
                                                 Mario E. Rodriguez
                                              Chief Executive Officer


Dated: May 14, 2007            By:            /s/ WILLIAM E. HANTKE
                                   ---------------------------------------------
                                                 William E. Hantke
                                             Principal Financial Officer

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                                 Balance Sheets

                                                                                    March 31,     December 31,
                                    Assets                                            2007            2006
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
Cash and cash equivalents                                                         $    209,210    $  2,423,747
Cash and cash equivalents held in trust                                            142,870,189              --
Marketable securities held in trust                                                 98,827,600              --
Other assets                                                                           188,740           1,737
                                                                                  ------------    ------------
                  Total current assets                                             242,095,739       2,425,484
Deferred tax asset                                                                      72,647              --
Deferred offering costs                                                                     --         815,343
Other assets                                                                             6,756           4,240
                                                                                  ------------    ------------
                  Total assets                                                    $242,175,142    $  3,245,067
                                                                                  ============    ============
                                Liabilities and Stockholders' Equity
Accrued expenses                                                                  $    542,245    $  1,002,336
Accrued federal and state taxes                                                        527,927          29,067
Notes payable to initial founders                                                        9,356          49,534
Deferred underwriting discount                                                       7,367,162              --
                                                                                  ------------    ------------
                  Total current liabilities                                          8,446,690       1,080,937
                                                                                  ------------    ------------
Common stock, subject to possible redemption; 4,911,439 shares
      at $9.78 per share                                                            48,033,873              --
Deferred interest attributable to common stock subject to possible
      redemption (net of taxes of $146,364)                                            229,410              --
                                                                                  ------------    ------------
                  Total commitments and contingencies                               48,263,283              --
                                                                                  ------------    ------------
Common stock, $0.001 par value. Authorized 200,000,000 shares;
      issued and outstanding 30,557,205 and 6,250,000 shares at
         March 31, 2007 and December 31, 2006, respectively                             30,557           6,250
Additional paid-in capital                                                         185,013,630       2,523,748
Earnings (deficit) accumulated during the development stage                            420,982        (365,868)
                                                                                  ------------    ------------
                                                                                   185,465,169       2,164,130
                                                                                  ------------    ------------
                  Total liabilities and stockholders' equity                      $242,175,142    $  3,245,067
                                                                                  ============    ============

See notes to financial statements.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                      Statements of Operations (Unaudited)

                                                                                 June 2, 2006
                                                                                  (Date of
                                                                 January 1,       inception)
                                                                2007 through       through
                                                                  March 31,        March 31,
                                                                    2007             2007
                                                                ------------     ------------
Operating expenses:
      Professional services                                     $    125,805     $    467,275
      Rent and facilities                                             10,775           29,205
      Formation and operating                                        167,519          215,440
                                                                ------------     ------------
                                                                     304,099          711,920
                                                                ------------     ------------
                     Loss from operations before other
                        income and income tax expense               (304,099)        (711,920)
                                                                ------------     ------------
Other income and (expense):
      Interest income                                              1,896,921        1,967,940
      State taxes other than income                                 (153,750)        (182,816)
                                                                ------------     ------------
                     Other income                                  1,743,171        1,785,124
                                                                ------------     ------------
                     Income before income tax expense              1,439,072        1,073,204
Income tax expense:
      Current                                                        495,459          495,459
      Deferred                                                       (72,647)         (72,647)
                                                                ------------     ------------
                     Income tax expense                              422,812          422,812
                                                                ------------     ------------
                     Net income                                    1,016,260          650,392

Deferred Interest, net of taxes, attributable to common
  stock subject to possible redemption                              (229,410)        (229,410)
                                                                ------------     ------------
                     Net income attributable to common stock    $    786,850     $    420,982
                                                                ============     ============
Earnings per share:
      Basic                                                     $       0.04     $       0.04
      Diluted                                                           0.03             0.03
Weighted average shares outstanding:
      Basic                                                       20,985,265       11,655,377
      Diluted                                                     24,558,266       13,442,861

See notes to financial statements.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
            Statements of Changes in Stockholders' Equity (Unaudited)


                                                                                                     Earnings
                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                    Common stock                  Additional         During the
                                          -------------------------------          Paid-In          Development
                                              Shares            Values             Capital             Stage               Total
                                          -------------      -------------      -------------      -------------      -------------
Balance at June 2, 2006
    (inception)                                      --      $          --      $          --      $          --      $          --
Issuance of common shares to
    initial founders                          7,812,500              7,813          2,267,085                 --          2,274,898
Issuance of 4,250,000 warrants
    to initial founders                              --                 --            250,101                 --            250,101
Cash contribution made by
    initial founders                                 --                 --              5,000                 --              5,000
Common stock repurchased and
    performance warrants from
    initial founders for $1.00               (1,562,500)            (1,563)             1,562                 --                 (1)
Net loss                                             --                 --                 --           (365,868)          (365,868)
                                          -------------      -------------      -------------      -------------      -------------
Balances at December 31, 2006                 6,250,000              6,250          2,523,748           (365,868)         2,164,130
Common stock repurchased
    for $ 1.00                                 (250,000)              (250)               249                 --                 (1)
Sale of 24,557,205 units, net
    of underwriter's discount
    and offering costs                       24,557,205             24,557        227,173,506                 --        227,198,063
Net proceeds subject to
    possible redemption of
    4,911,439 shares                                 --                 --        (48,033,873)                --        (48,033,873)
Proceeds from sale of warrants
    to founders                                      --                 --          3,350,000                 --          3,350,000
Net income attributable to common stock              --                 --                 --            786,850            786,850
                                          -------------      -------------      -------------      -------------      -------------
Balances at March 31, 2007                   30,557,205      $      30,557      $ 185,013,630      $     420,982      $ 185,465,169
                                          =============      =============      =============      =============      =============

See notes to financial statements.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                      Statements of Cash Flows (Unaudited)

                                                                                             June 2, 2006
                                                                                               (Date of
                                                                             January 1,        inception)
                                                                            2007 through        through
                                                                             March 31,          March 31,
                                                                                2007              2007
                                                                           -------------     -------------
Cash flows from operating activities:
      Net income                                                           $     786,850     $     420,982
      Adjustments to reconcile net income to net cash
         provided by operating activities:
               Deferred tax asset                                                (72,647)          (72,647)
               Deferred interest attributable to common stock
                 subject to possible redemption                                  229,410           229,410
            Changes in assets and liabilities:
               Other assets                                                     (189,519)         (195,496)
               Accrued federal and state taxes                                   498,860           527,927
               Accrued expenses                                                 (707,844)         (452,354)
               Notes payable to initial founders                                 (40,178)            9,356
                                                                           -------------     -------------
                  Net cash provided by operating activities                      504,932           467,178
                                                                           -------------     -------------

Cash flows from investing activities:
      Cash held in trust account                                            (142,870,189)     (142,870,189)
      Purchase of marketable securities held in trust                        (98,827,600)      (98,827,600)
                                                                           -------------     -------------
                  Net cash used in investing activities                     (241,697,789)     (241,697,789)
                                                                           -------------     -------------
Cash flows from financing activities:
      Proceeds from sale of common stock to initial founders                          --         2,279,898
      Proceeds from sale of warrants to initial founders                       3,350,000         3,600,101
      Repurchase of common stock and performance warrants                             --                (2)
      Proceeds from initial public offering, net of underwriter's
         discount and offering costs                                         235,628,320       235,559,824
                                                                           -------------     -------------
                  Net cash provided by financing
                     activities                                              238,978,320       241,439,821
                                                                           -------------     -------------
                  Net increase (decrease) in cash                             (2,214,537)          209,210
Cash and cash equivalents, beginning of period                                 2,423,747                --
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                   $     209,210     $     209,210
                                                                           =============     =============
Noncash financing activities:
      Accrual of deferred offering costs                                   $     255,105     $   1,001,953
      Accrual of deferred underwriter fee                                      7,367,162         7,367,162
Supplementary Disclosures
      Taxes Paid                                                           $     150,348     $     150,348

See notes to financial statements.

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                    Notes to Financial Statements (Unaudited)

(1) Organization and Nature of Business Operations

NTR Acquisition Co. ("the Company") was organized under the laws of the State of Delaware on June 2, 2006. The Company was formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. The Company has selected December 31st as its fiscal year end.

The Company has neither engaged in any operations nor generated any revenue to date. The activity from June 2, 2006 (inception) to March 31, 2007 relates to the Company's formation and its initial public offering described below and in
Note 4. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company's initial public offering ("Offering") was declared effective by the Securities and Exchange Commission on January 29, 2007. The Company closed the Offering on February 5, 2007 selling 24,000,000 units ("Units) at a price of $10.00. Also, on February 20, 2007, the underwriters for the Company's initial public offering exercised a portion of their over-allotment option and subsequently purchased on February 22, 2007 an additional 557,205 units at $10.00 per unit. Each unit consists of one share of the Company's common stock, $0.001 par value and one warrant ("Warrant"). The Company received net proceeds of approximately $227,575,000 from the initial public offering after payment of related offering costs. A portion of net proceeds from the Offering ($227,575,000) was placed in a trust account ("Trust Account") along with the initial capital from the initial founders and the deferred underwriting discount. The amount held in the Trust Account totaled $241,697,789 as of March 31, 2007 and will be invested in marketable securities until the earlier of (i) consummation of a business combination or (ii) distribution of the Trust Account as described below, except for $3.25 million of interest (net of taxes payable) that will be released to the Company to pay business, legal and accounting due diligence on potential acquisitions and for continuing general and administrative expenses.

A total of approximately $234,775,000, including $227,575,000 of the net proceeds of the Offering, the sale of the initial founders' securities and the deferred underwriting discounts and commissions has been placed in a trust account at Morgan Stanley & Co. Inc., with the American Stock Transfer & Trust Company as trustee. Except for a portion of the interest income to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company's initial business combination or the liquidation of NTR Acquisition Co. Under the terms of the investment management trust agreement, up to $3.25 million of interest (net of taxes payable) may be released to the Company, subject to availability.

The initial target business or businesses with which the Company combines must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of the initial business combination.

An initial business combination will be consummated only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights. Public stockholders voting against the initial business combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (before payment of the deferred underwriting discounts and commissions and including interest earning on their pro rata portion of the trust account, net of income taxes payable on such interest and net of interest income of up to $3.25 million on the trust account balance previously released to the Company to fund working capital requirements) if the initial business combination is approved and completed. If the initial business combination is not approved or completed for any reason, then public stockholders voting against the initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account.

If the Company is unable to complete a business combination by January 30, 2009, it will automatically dissolve and as promptly as practicable thereafter adopt a plan of dissolution and distribution. Upon its receipt of notice from counsel that the Company has been dissolved, the trustee will commence liquidating the investments constituting the trust account and distribute the proceeds to the public stockholders. The Company's initial founders have waived their right to participate in any liquidation distribution with respect to any initial

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                    Notes to Financial Statements (Unaudited)

founders' shares. There will be no distribution from the trust account with respect to any of the warrants which will expire worthless if the Company is liquidated.

(2) Summary of Significant Accounting Policies

      (a) Basis of Presentation

            The following (a) balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements, and notes thereto (the "statements"), of NTR Acquisition Co. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in (a) our Annual Report on Form 10-K for the year ended December 31, 2006 and (b) the Current Report on Form 8-K filed on February 26, 2007. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year.

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

      (b) Cash Equivalents and Concentrations

            The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

      (c) Marketable Securities Held in Trust

            Investment securities consist of U.S. Treasury securities. The Company classifies its debt securities as held to maturity. Held to maturity securities are those securities in which the company has the ability and intent to hold the security until maturity. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

            A decline in the market value of held-to-maturity securities below cost that is deemed to be other- than-temporary results is an impairment to reduce the carrying costs amount of fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted, performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

            Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in "Interest Income" line item in the consolidated statements of operations. Interest Income is recognized when earned.

      (d) Recent Accounting Pronouncements

            In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No.109"("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                    Notes to Financial Statements (Unaudited)

            "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

            Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

      (f) Earnings Per Common Share

            Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share gives effect to the potential dilution of earnings which could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings, if dilutive.

(3) Marketable Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity debt securities by major security type and class of security at March 31, 2007 were as follows:

                                                                                         Gross
                                                                                      unrealized
                                                                Gross unrealized        holding
                                             Carrying amount      holding gains        (losses)            Fair value
                                             ---------------      -------------        --------            ----------
At March 31, 2007
Held to maturity:
     U.S. Treasury securities                  $98,799,504           $28,096              $0              $98,827,600
                                               ===========           =======              ==              ===========

These debt securities classified as held-to-maturity mature within one-year.

(4) Initial Public Offering

On February 5, 2007, the Company sold to the public 24,000,000 units ("Units") at a price of $10.00. Also, on February 20, 2007, the underwriters for the Company's initial public offering exercised a portion of their over-allotment option and subsequently purchased on February 22, 2007 an additional 557,205 units at $10.00 per unit. Each unit consists of one share of the Company's common stock, $0.001 par value and one warrant ("Warrant").

Each Warrant entitles the holder to purchase from the Company one share of common stock at a price of $7.50 on the later of (a) the completion of the initial business combination or (b) thirteen months from the closing of the initial public offering, in each case, provided that the Company has a registration statement in effect covering the shares of common stock issuable upon exercise of the Warrants. The Warrants expire January 30, 2011 unless earlier redeemed.

Pursuant to the Warrant Agreement ("Warrant Agreement"), the Company is only required to use its best efforts to effect the registration of the shares of common stock under the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of the exercise. Also, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

(5) Private Placement

On February 5, 2007, a group of the Company's initial founders purchased an additional $3,350,000 warrants ($3.35 million in the aggregate) in a private placement. These warrants are identical to the Warrants contained in the Units

                               NTR ACQUISITION CO.
                    (A Corporation in the Development Stage)
                    Notes to Financial Statements (Unaudited)

except that they are not redeemable while held by any of the founders or their permitted transferees. The warrants issued in connection with the private placement are subject to certain transfer restrictions.

(6) Formation of the Company

On June 20, 2006, NTR Partners LLC purchased 7,812,500 initial founders' shares of common stock, 2,500,000 initial founders' warrants, and 1,750,000 performance warrants for a purchase price of $2,525,000 in a private placement in connection with the formation of NTR Acquisition Co.

These initial founders' shares of common stock are identical to the shares included in the Units issued in connection with the Initial Public Offering, except that each holder of the initial founders' shares has agreed (i) in connection with the stockholder vote required to approve an initial business combination, to vote the initial founders' shares in accordance with a majority of the shares of common stock voted by the public stockholders, and (i) to waive its the right to participate in any liquidation distribution with respect to the initial founders' shares if we fail to consummate a business combination.

Each holder of initial founders' shares has also agreed that it will not to sell or transfer the initial founders' shares for a period of one year from the date the Company completes its initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions to waive their rights to participate in a liquidation if we do not consummate our initial business combination and to vote with the majority of public stockholders who vote in connection with our initial business combination.

The initial founders' warrants are identical to those issued in the Company's Initial Public Offering, except that the initial founders' warrants will be non-redeemable so long as they are held by NTR Partners LLC or any of our founders or their permitted transferees.

Each of the Company's founders has agreed that it will not to sell or transfer any founders' warrants such founder holds until after the Company completes its initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions. In addition, commencing on the date on which they become exercisable, the initial founders' warrants and the shares of common stock issuable upon exercise of the warrants will be entitled to registration rights under a registration rights agreement dated January 30, 2007.

On December 15, 2006 and January 30, 2007, the Company acquired from its initial stockholder an aggregate of 1,812,500 outstanding common shares for retirement and all 1,750,000 outstanding performance warrants for cancellation for aggregate nominal consideration of $2.00. These transactions were effected to ensure that the shares included in the Units sold in the initial public offering represented approximately 80% of the Company's outstanding share capital.

(7) Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                                                   June 2, 2006 -
                                                                      January 1, 2007 -         (Date of Inception)
                                                                          Through                     Through
                                                                       March 31, 2007             March 31, 2007
                                                                   --------------------        --------------------
Net income to common stockholders                                  $            786,850        $            420,982
                                                                   ====================        ====================
Basic earnings per common share:
Weighted average common shares outstanding                                   20,985,265                  11,655,377
                                                                   ====================        ====================
Net income per common share - basic                                $               0.04        $               0.04
                                                                   ====================        ====================
Diluted earnings per common share:
Weighted average common shares outstanding                                   20,985,265                  11,655,377
Effect of dilutive securities:
Warrants                                                                      3,573,001                   1,787,484
                                                                   --------------------        --------------------
Weighted average dilutive common shares outstanding                          24,558,266                  13,442,861
                                                                   ====================        ====================
Net income per common share - diluted                              $               0.03        $               0.03
                                                                   ====================        ====================