Form 10-Q/A
period 2007-03-31
NTR Acquisition Co.
filed 2007-05-22
CIK 1366578

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-Q/A

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 11, 2007 was 24,557,205 (excluding 6,000,000 shares of common stock owned by our officers and directors, as such shares do not have liquidation rights).

================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2007, filed with the Securities and Exchange Commission on May 15, 2007, is being filed to correct an error contained on the Cover Page and an error contrained in Item 2 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subheading of "Recent Developments". These errors occurred during the preparation of the document for electronic filing on EDGAR.

      Except for correcting the errors noted above, no information included in the original 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed, and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

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

                               NTR Acquisition Co.


Dated: May 18, 2007            By:            /s/ MARIO E. RODRIGUEZ
                                   ---------------------------------------------
                                                 Mario E. Rodriguez
                                              Chief Executive Officer


Dated: May 18, 2007            By:            /s/ WILLIAM E. HANTKE
                                   ---------------------------------------------
                                                 William E. Hantke
                                             Principal Financial Officer

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