Form 10-Q
period 2007-06-30
NTR Acquisition Co.
filed 2007-08-06
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-33279

NTR ACQUISITION CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4335685 (I.R.S. Employer Identification No.)

100 Mill Plain Road, Suite 320
Danbury, CT 06811
(Address of principal executive office)

(203) 546-3437
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 1, 2007, the number of outstanding shares of the Registrant’s common stock, $0.001 par value per share was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NTR ACQUISITION CO.
(a Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
Assets	2007	2006

	(Unaudited)	(Audited)
Cash and cash equivalents	$140,817	$2,423,747
Cash and cash equivalents held in trust	103,875,591	—
Marketable securities held in trust	139,069,433	—
Other assets	135,017	1,737

Total current assets	243,220,858	2,425,484
Deferred tax assets	70,960	—
Deferred offering costs	—	815,343
Other assets	6,756	4,240

Total assets	$243,298,574	$3,245,067

Liabilities and Stockholders’ Equity
Accrued expenses	$198,033	$1,002,336
Accrued federal and state taxes	403,581	29,067
Notes payable to initial founders	1,081	49,534
Deferred underwriting discount	7,367,162	—

Total current liabilities	7,969,857	1,080,937

Common stock, subject to possible redemption; 4,911,439 shares
at $9.78 per share	48,033,874	—
Deferred interest attributable to common stock subject to possible
redemption (net of taxes of $377,623)	591,885	—
Commitments and contingencies	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares;
issued and outstanding 30,557,205 and 6,250,000 shares at
June 30, 2007 and December 31, 2006, respectively.	30,557	6,250
Additional paid-in capital	185,013,630	2,523,748
Earnings (deficit) accumulated during the development stage	1,658,771	(365,868)

Total stockholders’ equity	186,702,958	2,164,130

Total liabilities and stockholders’ equity	$243,298,574	$3,245,067

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	June 2, 2006 (Date of Inception) through June 30, 2006	June 2, 2006 (Date of Inception) through June 30, 2007

Operating expenses:
Professional services	$99,704	$225,509	$145,000	$566,979
Rent and facilities	11,951	22,726	3,603	41,156
Formation and operating	240,073	407,592	31,809	455,513

	351,728	655,827	180,412	1,063,648

Loss from operations before other
income and income tax expense	(351,728)	(655,827)	(180,412)	(1,063,648)

Other income and (expense):
Interest income	2,972,138	4,869,059	4,085	4,940,078
State taxes other than income	—	(153,750)	(18,150)	(182,816)

Other income	2,972,138	4,715,309	(14,065)	4,757,262

Income before income tax expense	2,620,410	4,059,482	(194,477)	3,693,614
Income tax expense:
Current	1,018,460	1,513,918	—	1,513,918
Deferred	1,686	(70,960)	—	(70,960)

Income tax expense	1,020,146	1,442,958	—	1,442,958

Net income	1,600,264	2,616,524	(194,477)	2,250,656
Deferred interest, net of taxes, attributable to
common stock subject to possible redemption	(362,475)	(591,885)	—	(591,885)

Net income attributable
to common stock	$1,237,789	$2,024,639	$(194,477)	$1,658,771

Earnings per share:
Basic	$0.04	$0.08	$(0.02)	$0.10
Diluted	0.03	0.07	(0.02)	0.09
Weighted average shares outstanding:
Basic	30,557,205	25,797,677	7,812,500	16,032,136
Diluted	35,775,445	30,197,842	8,875,000	18,614,019

See notes to financial statements.

NTR ACQUISITION CO.
(a Development Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Unaudited)

			Additional Paid-In Capital	Earnings (Deficit) Accumulated During the	Total
	Common stock			Development
	Shares	Values		Stage

Balance at June 2, 2006	—	$—	$—	$—	$—
(inception)
Issuance of common shares to
initial founders	7,812,500	7,813	2,267,085	—	2,274,898
Issuance of 4,250,000 warrants
to initial founders	—	—	250,101	—	250,101
Cash contribution made by
initial founders	—	—	5,000	—	5,000
Common stock repurchased from
initial founders for $1.00
and performance warrants
cancelled	(1,562,500)	(1,563)	1,562	—	(1)
Net loss	—	—	—	(365,868)	(365,868)

Balances at December 31, 2006	6,250,000	6,250	2,523,748	(365,868)	2,164,130
Common stock repurchased
for $1.00	(250,000)	(250)	249	—	(1)
Sale of 24,557,205 units, net
of underwriter’s discount
and offering costs	24,557,205	24,557	227,173,506	—	227,198,063
Net proceeds subject to
possible redemption of
4,911,439 shares	—	—	(48,033,873)	—	(48,033,873)
Proceeds from sale of warrants
to founders	—	—	3,350,000	—	3,350,000
Net income attributable to
common stock	—	—	—	786,850	786,850

Balances at March 31, 2007	30,557,205	$30,557	$185,013,630	$420,982	$185,465,169
Net income attributable to
common stock	—	—	—	1,237,789	1,237,789

Balances at June 30, 2007	30,557,205	30,557	185,013,630	1,658,771	186,702,958

See notes to financial statements.

NTR ACQUISITION CO.
(a Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2007	June 2, 2006 (Date of Inception) through June 30, 2006	June 2, 2006 (Date of Inception) through June 30, 2007

Cash flows from operating activities:
Net income	$2,024,639	$(194,477)	$1,658,771
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred tax assets	(70,960)	—	(70,960)
Deferred interest attributable to common stock
subject to possible redemption	591,885	—	591,885
Changes in assets and liabilities:
Other assets	(135,796)	(4,240)	(141,773)
Accrued federal and state taxes	374,514	18,150	403,581
Accrued expenses	(55,298)	145,000	(200,190)
Notes payable to initial founders	(48,453)	41,136	1,081

Net cash provided by operating activities	2,680,531	(5,569)	2,642,775

Cash flows from investing activities:
Cash held in trust account	(103,875,591)	—	(103,875,591)
Purchase of marketable securities held in trust	(139,069,433)	—	(139,069,433)

Net cash used in investing activities	(242,945,024)	—	(242,945,024)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	—	2,274,899	2,279,899
Proceeds from sale of warrants to initial founders	3,350,000	250,101	3,600,101
Repurchase of common stock and performance warrants	—	—	(1)
Proceeds from initial public offering, net of
underwriter’s discount and offering costs	234,631,563	(61,497)	234,563,067

Net cash provided by financing activities	237,981,563	2,463,503	240,443,066

Net increase (decrease) in cash	(2,282,930)	2,469,072	140,817
Cash and cash equivalents, beginning of period	2,423,747	—	—

Cash and cash equivalents, end of period	$140,817	$2,469,072	$140,817

Noncash financing activities:
Accrual of deferred offering costs	$297,971	$260,000	$1,044,819
Accrual of deferred underwriter fee	7,367,162	—	7,367,162
Supplementary Disclosures
Taxes Paid	$1,293,154	$—	$1,293,154

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)

(1) Organization and Nature of Business Operations

NTR Acquisition Co. (the “Company”), a blank check company, was incorporated under the laws of the State of Delaware on June 2, 2006. The Company was formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”), one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. The Company’s Second Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate an initial Business Combination by January 30, 2009, and there is no assurance that the Company will be able to successfully affect an initial Business Combination by that date.

As of June 30, 2007, the Company had not yet commenced any commercial operations. All activities through June 30, 2007 have related to the Company’s formation, organizational activities, the completion of its initial public offering described below and activities relating to identifying and evaluating prospective acquisition candidates. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement of the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on January 29, 2007. The Company consummated the Offering on February 5, 2007 selling 24,000,000 units (each a “Unit”) at a price of $10.00 per Unit yielding net proceeds of approximately $230.4 million. Thereafter, on February 20, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million. Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and one redeemable warrant (each a “Warrant”). See Note 3 - “Initial Public Offering,” for a complete discussion. The net proceeds of the Offering and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) is held in a trust account at Morgan Stanley & Co., Inc. with American Stock Transfer & Trust Company, as trustee (the “Trust Account”) and invested in United States Treasury securities until the earlier of the consummation of our initial Business Combination or the distribution of the Trust Account as described below. At June 30, 2007, the amount of $242,945,024 was being held in the Trust Account, which represents approximately $9.89 per share (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

The Company’s initial Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of such transaction. Under the terms of the Investment Management Trust Agreement, up to $3.25 million of interest (net of taxes payable) may be released to the Company to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses (“Working Capital Requirements”). The Company, after identifying a initial target Business Combination and entering into a definitive agreement for the acquisition of a target business, will file a proxy statement with the Securities and Exchange Commission and hold a stockholder vote. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (collectively, the “Founding Stockholders”), have agreed to vote their founding shares of Common Stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an initial Business Combination. After consummation of an initial Business Combination, these voting safeguards will no longer be applicable.

An initial Business Combination will be consummated only if a majority of the shares of Common Stock voted by the Public Stockholders are voted in favor of the initial Business Combination and the Public Stockholders owning less than 20% of the shares sold in the Offering vote against the transaction. Public Stockholders voting against the initial Business Combination will be entitled to convert their shares of Common Stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. The per share conversion price will equal the amount in the Trust Account (before payment of the deferred underwriting discounts and commissions of $7.37 million and including interest earned on their pro rata portion of the Trust Account, net of income taxes payable on such interest and net of interest income of up to $3.25 million on the Trust Account balance released to the Company to fund Working Capital Requirements), calculated as of two business days prior to the consummation of the proposed initial Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering and without regard to the shares held by the Founding Stockholders. In the event that Public Stockholders owning 20% or more of the shares sold in the Offering vote against the initial Business Combination, no conversions will be effected and the initial Business Combination will not be consummated. If the initial Business Combination is not approved or consummated for any reason, then Public Stockholders voting against the initial Business Combination who exercised their conversion rights would not be entitled to convert their shares of Common Stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, but will be entitled to whatever distribution of proceeds is available to Public Stockholders at the time of liquidation.

If the Company is unable to complete an initial Business Combination by January 30, 2009, it will automatically dissolve, and as promptly as practicable thereafter, adopt a plan of dissolution and distribution. Upon its receipt of notice from counsel that the Company has been dissolved, the trustee will commence liquidating the investments constituting the Trust Account and distribute the proceeds to the Public Stockholders. The Company’s Founding Stockholders have waived their rights to participate in any liquidation distribution with respect to any initial Founding Stockholders’ shares. There will be no distribution from the Trust Account with respect to any of the Warrants which will expire worthless if the Company is liquidated as of January 30, 2009.

Separate trading of the Common Stock and Warrants comprising the Units commenced on or about February 23, 2007, and holders of the Company’s Units may elect to separately trade the Common Stock and Warrants included in the Company’s Units. Those Units not separated trade on the American Stock Exchange under the symbol NTQ.U and each of the Common Stock and Warrants trade on the American Stock Exchange under the symbols NTQ and NTQ.WS, respectively.

(2) Summary of Significant Accounting Principles

(a) Basis of Presentation

The financial statements of the Company at June 30, 2007, for the three months and six months ended June 30, 2007, for the period from June 2, 2006 (Inception) to June 30, 2006 and for the period from June 2, 2006 (Inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007, for the period from June 2, 2006 (Inception) to June 30, 2006 and for the period from June 2, 2006 (Inception) to June 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Comparative financial statements for the periods ended June 30, 2007 reflect the results of operations and cash flows for the period June 2, 2006 (Inception) to June 30, 2006.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited financial statements, and notes thereto, which are included in (a) our Annual Report on Form 10-K for the year ended December 31, 2006 and (b) the Current Report on Form 8-K filed on February 26, 2007. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(b) Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

(c) Marketable Securities Held in Trust

Investment securities consist of United States Treasury securities. The Company classifies its treasury securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether the evidence indicating the cost of the investment is recoverable outweighs any evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition of the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest Income” line item in the statements of operations. Interest Income is recognized when earned.

(d) Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements at the present time.

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

(3) Initial Public Offering

On February 5, 2007, the Company consummated its Offering of 24,000,000 Units at an offering price of $10.00 per Unit yielding net proceeds of approximately $230.4 million. Each Unit consisted of one share of the Company’s Common Stock, $0.001 par value per share, and one redeemable Warrant. Thereafter, on February 20, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.

Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 commencing on the later of the completion of an initial Business Combination or thirteen months after the closing of the Offering (or, March 5, 2008), provided that the Company has a registration statement in effect covering the shares of Common Stock issuable upon the exercise of the Warrants. The Warrants expire on January 30, 2011 unless earlier exercised or redeemed. The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant, upon a minimum of thirty (30) days’ prior written notice, at any time after the Warrants become exercisable, and only in the event that the last sale price of the Common Stock equals or exceeds $14.25 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given, provided that on the date that notice of redemption is given and during the entire period thereafter until all Warrants are redeemed, a registration statement covering the shares of Common Stock issuable upon exercise of the Warrants is in effect and a current prospectus relating to them is available.

Pursuant to the Second Amended and Restated Warrant Agreement, the Company is only required to use its best efforts to effect the registration of the shares of Common Stock under the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of the exercise. Also, in the event that a registration statement is not effective at the time of exercise, the holders of such Warrants shall not be entitled to exercise such Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

(4) Marketable Securities

The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at June 30, 2007 were as follows:

	Carrying amount	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair value

At June 30, 2007
Held to maturity:
U.S. Treasury securities	$139,069,433	$62,192	$0	$139,131,625

These treasury securities classified as held-to-maturity mature within one year of June 30, 2007.

(5) Formation of the Company

On June 20, 2006, NTR Partners LLC purchased 7,812,500 shares of Common Stock, Warrants to purchase 2,500,000 shares of Common Stock, and performance warrants to purchase 1,750,000 shares of Common Stock for an aggregate purchase price of $2,525,000 in a private placement in connection with the formation of NTR Acquisition Co. On December 15, 2006 and January 30, 2007, as part of a recapitalization plan, the Company purchased for an aggregate nominal consideration of $2.00, 1,562,500, and 250,000, respectively, shares of Common Stock as well as all 1,750,000 of the performance warrants for cancellation. These recapitalizations were effected to ensure that the shares included in the Units sold in the Offering represented approximately 80% of the Company’s outstanding share capital. In addition, immediately prior to the sale of the Units in the Offering, our director Mr. Ortale, Sewanee Partners III, L.P. (an investment fund with which Mr. Ortale is affiliated), Hendricks Family LLLP (affiliated with our director Mrs. Hendricks), Gilliam Enterprises LLC (affiliated with our Chairman Mr. Gilliam) and our director Mr. Quarles, all of whom had been members of NTR Partners LLC, redeemed their membership interests in NTR Partners LLC in exchange for a portion of the founders’ securities that NTR Partners LLC held and cash distributions which they applied to the purchase of, in the aggregate, founders’ warrants to purchase an additional 3,350,000 shares of Common Stock at a price of $1.00 per warrant ($3.35 million in the aggregate) in a private placement on behalf of themselves and certain of their permitted transferees (all such parties, including NTR Partners LLC, are Founding Stockholders and all such securities are referred to as “Founding Stockholders’ Shares” and “Founding Stockholders’ Warrants” as applicable). After giving effect to the recapitalizations, and immediately prior to the Offering, there were 6,000,000 shares of Common Stock held by our Founding Stockholders.

The Founding Stockholders’ Shares are identical to the shares included in the Units issued in connection with the Offering, except that each holder of the Founding Stockholders’ Shares has agreed (i) in connection with the stockholder vote required to approve an initial Business Combination, to vote the Founding Stockholders’ Shares in accordance with a majority of the shares of Common Stock voted by the Public Stockholders, and (ii) to waive the right to participate in any liquidation distribution with respect to the Founding Stockholders’ Shares if we fail to consummate an initial Business Combination by January 30, 2009. The Founding Stockholders have also agreed that they will not sell or transfer the Founding Stockholders’ Shares for a period of one year from the date the Company completes its initial Business Combination, other than to permitted transferees who agree to be subject to the transfer restrictions.

The Founding Stockholders’ Warrants are identical to those sold in the Offering, except that they cannot be redeemed at the option of the Company so long as they are held by any of the Founding Stockholders or their permitted transferees. The Founding Stockholders have also agreed that they will not sell or transfer the Founding Stockholders’ Warrants until the date the Company completes its initial Business Combination, other than to permitted transferees who agree to be subject to the transfer restrictions.

Commencing on the date on which they become exercisable, the Founding Stockholders’ Warrants and the shares of Common Stock issuable upon exercise of the Warrants will be entitled to registration rights under a Registration Rights Agreement, dated January 30, 2007.

(6) Private Placement

On February 5, 2007, certain of the Company’s Founding Stockholders purchased in a private placement additional warrants to purchase 3,350,000 shares of the Company’s Common Stock generating gross proceeds of $3.35 million in the aggregate. These warrants are identical to the Warrants contained in the Units except that they are not redeemable while held by any of the Founding Stockholders or their permitted transferees. The warrants issued in connection with the private placement are subject to certain transfer restrictions.

(7) Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	June 2, 2006 - (Date of Inception) through June 30, 2006	June 2, 2006 - (Date of Inception) through June 30, 2007

Net income to common stockholders	$1,237,789	$2,024,639	$(194,477)	$1,685,771

Basic earnings per common share:
Weighted average common shares outstanding	30,557,205	25,797,677	7,812,500	16,032,136

Net income per common share - basic	$0.04	$0.08	$(0.02)	$0.10

Diluted earnings per common share:
Weighted average common shares outstanding	30,557,205	25,797,677	7,812,500	16,032,136
Effect of dilutive securities:
Warrants	5,218,240	4,400,165	1,062,500	2,581,883

Weighted average dilutive common
shares outstanding	35,775,445	30,197,842	8,875,000	18,614,019

Net income per common share - diluted	$0.03	$0.07	$(0.02)	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements deal with management’s current expectations regarding its plans and objectives for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We are a blank check company incorporated in Delaware on June 2, 2006. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, which we refer to as our initial “Business Combination,” one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. We intend to use cash derived from the net proceeds of our Offering, and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we may undertake, to effect an initial Business Combination. It is not currently contemplated that we will hold an annual meeting of stockholders to elect new directors prior to the consummation of an initial Business Combination, in which case all of the current directors will continue in office until their successors are duly elected and have qualified. Our initial Business Combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of the transaction. However, we may not use all of the proceeds held in the Trust Account in connection with an initial Business Combination, either because the consideration for the initial Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

Liquidity and Capital Resources

On June 20, 2006, we consummated a private placement of our common stock and performance warrants to NTR Partners LLC, one of our Founding Stockholders, for an aggregate purchase price of $2,525,000. On December 15, 2006, we reacquired, for nominal consideration, 1,562,500 of those shares for retirement as well as all 1,750,000 of the performance warrants for cancellation. Immediately prior to the sale of the Units in the Offering, our director Mr. Ortale, Sewanee Partners III, L.P. (an investment fund with which Mr. Ortale is affiliated), Hendricks Family LLLP (affiliated with our director Mrs. Hendricks), Gilliam Enterprises LLC (affiliated with our Chairman Mr. Gilliam) and our director Mr. Quarles, collectively purchased 3,350,000 warrants directly from us at a price of $1.00 per warrant, for an aggregate purchase price of $3.35 million in a private placement.

On February 5, 2007, we closed our Offering of 24,000,000 Units with each Unit consisting of one share of our Common Stock and one Warrant to purchase one share of our Common Stock at an exercise price of $7.50 per share, and received gross proceeds of $240.00 million, or net proceeds of approximately $230.40 million. All but $500,000 of the net proceeds from our Offering were deposited in the Trust Account. On February 22, 2007, we consummated the closing of an additional 557,205 Units which were subject to the underwriters’ over-allotment option, in which we received gross proceeds of approximately $5.57 million, or net proceeds of approximately $5.35 million.

As of June 30, 2007, approximately $242.95 million was held in the Trust Account. We also had $140,817 of unrestricted cash available outside the Trust Account to us for our activities in connection with identifying and conducting due diligence of a suitable initial Business Combination, and for general corporate matters. The following table shows the total funds held in the Trust Account through June 30, 2007:

Net proceeds from our initial public offering, the underwriters’
over-allotment, and private placement of common stock and warrants that
were placed in trust	$232,757,003
Deferred underwriting discounts and commissions	7,367,162
Total interest earned year to date through June 30, 2007	4,847,545
Less total interest disbursed for working capital and payment of taxes year to
date through June 30, 2007	(2,026,686)
Total funds held in the Trust Account through June 30, 2007	$242,945,024

For the quarter ended June 30, 2007, we paid an aggregate of approximately $1.70 million in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

We believe that we will have sufficient funds to allow us to operate through January 30, 2009, our mandatory liquidation date, assuming that an initial Business Combination is not consummated before that date. Approximately $6.60 million of working capital over this time period from the interest earned from the funds held in the Trust Account will be used to continue to fund the above activities, which as listed includes payment of taxes. Our three officers are our only employees and at this time they are not paid a salary, nor do they receive benefits.

In the event of the need for additional funding, we may issue additional capital stock or debt securities to finance an initial Business Combination. The issuance of additional capital stock, including any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities) may:

•	significantly reduce the equity interest of our stockholders;

•	cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current officers and directors; and

•	adversely affect prevailing market prices for our Common Stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements at the present time.

Recent Developments

In the second quarter of 2007, from interest earned on the funds held in the Trust Account, we withdrew $500,000 for operating expenses, paid taxes of $1,138,000 and paid Morgan Stanley fees in the amount of $83,440. As of June 30, 2007, after giving effect to such activity, approximately $242.95 million was held in the Trust Account. We also had $140,817 of unrestricted cash available outside of the Trust Account to us for our activities in connection with identifying and conducting the due diligence of a suitable initial Business Combination, and for general corporate matters.

Critical Accounting Policies

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $70,960. The Company’s effective tax rate was approximately 38.9%, 35.6%, and 39.1% for the periods ended June 30, 2007 (quarter, year to-date, and from inception (June 2, 2006) through June 30, 2007). The Company’s effective tax rates differ from the Federal Statutory rate of 34% because of the impact of state income taxes and the reversal of previously established valuation allowances on deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to formation and organizational activities, activities relating to our Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues. As the proceeds from our Offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of June 30, 2007, approximately $242.95 million was held in the Trust Account. The proceeds held in trust (including approximately $7.37 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of June 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.99%. Assuming no other changes to our holdings as of June 30, 2007, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2007 would result in a decrease of approximately $262,101 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on June 2, 2006. However, following our initial Business Combination, we may engage in short sales and utilize derivative instruments such as options, futures, forward contracts, interest rate swaps, caps and floors, to hedge against exposure to fluctuations in the price of crude oil, refined petroleum products and other energy portfolio positions, as well as foreign currency exchange and interest rates. Hedging transactions may not be as effective as we intend in reducing our exposure to these fluctuations and any resulting volatility in our cash flows, and if we incorrectly assess market trends and risks, may result in lower overall performance than if we had not engaged in any such hedging transactions.

Item 4. Controls and Procedures.

As of June 30, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended June 30, 2007.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTR Acquisition Co.

Dated: August 3, 2007	By:	/s/ MARIO E. RODRIGUEZ
Mario E. Rodriguez
Chief Executive Officer

Dated: August 3, 2007	By:	/s/ WILLIAM E. HANTKE
William E. Hantke
Principal Financial Officer