Form 10-Q
period 2007-09-30
NTR Acquisition Co.
filed 2007-11-13
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  001-33279
____________

NTR ACQUISITION CO.
(Exact name of registrant as specified in its charter)
____________

Delaware	13-4335685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Mill Plain Road, Suite 320
              Danbury, CT  06811
(Address of principal executive office)

(203) 546-3437
(Registrant’s telephone number, including area code)

____________

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 8, 2007, the number of outstanding shares of the Registrant’s  common stock, $0.001 par value per share was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NTR ACQUISITION CO. (A Development Stage Enterprise) Balance Sheets
	September 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)
Cash and cash equivalents	$723,461	$2,423,747
Cash and cash equivalents held in trust	124,903,332	-
Marketable securities held in trust	119,158,836	-
Other assets	77,073	1,737
Total current assets	244,862,702	2,425,484
Deferred tax assets	70,056	-
Deferred offering costs	-	815,343
Other assets	6,756	4,240
Total assets	$244,939,514	$3,245,067
Liabilities and Stockholders' Equity
Accrued expenses	$502,477	$1,002,336
Accrued federal and state taxes	313,334	29,067
Notes payable to initial founders	1,081	49,534
Deferred underwriting discount	7,367,162	-
Total current liabilities	8,184,054	1,080,937

Common stock, subject to possible redemption; 4,911,439 shares
at $9.78 per share	48,033,874	-
Deferred interest attributable to common stock subject to possible
redemption (net of taxes of $612,565)	960,131	-

Commitments and contingencies	-	-

Common stock, $0.001 par value. Authorized 200,000,000 shares;
issued and outstanding 30,557,205 and 6,250,000 shares at
September 30, 2007 and December 31, 2006, respectively.	30,557	6,250
Additional paid-in capital	184,893,487	2,523,748
Earnings (deficit) accumulated during the development stage	2,837,411	(365,868)
Total stockholders' equity	187,761,455	2,164,130
Total liabilities and stockholders' equity	$244,939,514	$3,245,067

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)

Statements of Operations (Unaudited)
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	June 2, 2006 (Date of inception) through September 30, 2006	June 2, 2006 (Date of inception) through September 30, 2007
Operating expenses:
Professional services	$235,484	$8,000	$460,994	$153,000	$802,464
Rent and facilities	11,892	8,721	34,618	12,324	53,048
Formation and operating	245,043	2,048	652,635	33,857	700,556
	492,419	18,769	1,148,247	199,181	1,556,068
Loss from operations before other (income and income tax expense)	(492,419)	(18,769)	(1,148,247)	(199,181)	(1,556,068)
Other income and (expense):
Interest income	3,020,900	32,291	7,889,960	36,376	7,960,979
State taxes other than income	-	(1,161)	(153,750)	(19,311)	(182,816)
Other income	3,020,900	31,130	7,736,210	17,065	7,778,163
Income (loss) before income tax expense	2,528,481	12,361	6,587,963	(182,116)	6,222,095
Income tax expense:
Current	980,691	-	2,494,609	-	2,494,609
Deferred	904	-	(70,056)	-	(70,056)
Income tax expense	981,595	-	2,424,553	-	2,424,553
Net income (loss)	1,546,886	12,361	4,163,410	(182,116)	3,797,542
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(368,246)	-	(960,131)	-	(960,131)
Net income attributable to common stock (loss)	$1,178,640	$12,361	$3,203,279	$(182,116)	$2,837,411
Earnings (loss) per share:
Basic	$0.04	$0	$0.12	$(0.02)	$0.15
Diluted	0.03	0	0.1	(0.02)	0.13
Weighted average shares outstanding:
Basic	30,557,205	7,812,500	27,401,621	7,812,500	18,787,407
Diluted	36,191,535	8,875,000	32,217,695	8,875,000	21,948,311

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)

Statements of Changes in Stockholders' Equity (Unaudited)

				Earnings (Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Values	Capital	Stage	Total
Balance at June 2, 2006 (inception)	$-	$-	$-	$-	$-
Issuance of common shares to initial founders	7,812,500	7,813	2,267,085	-	2,274,898
Issuance of 4,250,000 warrants to initial founders	-	-	250,101	-	250,101
Cash contribution made by initial founders	-	-	5,000	-	5,000
Common stock repurchased from initial founders for $1.00 and performance warrants cancelled	(1,562,500)	(1,563)	1,562	-	(1)
Net loss	-	-	-	(365,868)	(365,868)
Balances at December 31, 2006	6,250,000	6,250	2,523,748	(365,868)	2,164,130
Common stock repurchased for $1.00	(250,000)	(250)	249	-	(1)
Sale of 24,557,205 units, net of underwriter's discount and offering costs	24,557,205	24,557	227,173,506	-	227,198,063
Net proceeds subject to possible redemption of 4,911,439 shares	-	-	(48,033,873)	-	(48,033,873)
Proceeds from sale of warrants to founders		-	3,350,000	-	3,350,000
Additional offering costs	-	-	(120,143)	-	(120,143)
Net income attributable to common stock	-	-	-	3,203,279	3,203,279

Balances at September 30, 2007	$30,557,205	$30,557	$184,893,487	$2,837,411	$187,761,455

See notes to financial statements.

NTR ACQUISITION CO. (A Development Stage Enterprise) Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2007	June 2, 2006 (Date of inception) through September 30, 2006	June 2, 2006 (Date of inception) through September 30, 2007
Cash flows from operating activities:
Net income (loss)	$3,203,279	$(182,116)	$2,837,411
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax asset	(70,056)	-	(70,056)
Deferred interest attributable to common stock subject to possible redemption	960,131	-	960,131
Changes in assets and liabilities:
Other assets	(77,852)	(352,719)	(83,829)
Accrued federal and state taxes	284,267	19,311	313,334
Accrued expenses	289,792	153,000	545,280
Notes payable to initial founders	(48,453)	48,429	1,081
Net cash provided (used) by operating activities	4,541,108	(314,095)	4,503,352

Cash flows from investing activities:
Cash held in trust account	(124,903,332)	-	(124,903,332)
Purchase of marketable securities held in trust	(119,158,836)	-	(119,158,836)
Net cash used in investing activities	(244,062,168)	-	(244,062,168)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	-	2,274,899	2,279,899
Proceeds from sale of warrants to initial founders	3,350,000	250,101	3,600,101
Repurchase of common stock and performance warrants	-	-	(1)
Proceeds from initial public offering, net of underwriter's discount and offering costs	234,470,774	(68,496)	234,402,278
Net cash provided by financing activities	237,820,774	2,456,504	240,282,277
Net increase (decrease) in cash	(1,700,286)	2,142,409	723,461
Cash and cash equivalents, beginning of period	2,423,747	-	-
Cash and cash equivalents, end of period	$723,461	$2,142,409	$723,461
Noncash financing activities:
Accrual of deferred offering costs	$418,114	$260,000	$1,164,962
Accrual of deferred underwriter fee	7,367,162	-	7,367,162
Supplementary Disclosures
Taxes Paid	$2,364,092	$-	$2,364,092

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)

(1)  Organization and Nature of Business Operations

NTR Acquisition Co. (the “Company”), a blank check company, was incorporated under the laws of the State of  Delaware on June 2, 2006.  The Company was formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination (an “Initial Business Combination”), one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America.  The Company’s Second Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate an Initial Business Combination by January 30, 2009, and there is no assurance that the Company will be able to successfully effect an Initial Business Combination by that date.

Primarily all activity through September 30, 2007 relates to the Company’s formation, organizational activities, the completion of its initial public offering described below and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not yet commenced any commercial operations.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31st as its fiscal year end.

On January 29, 2007, the registration statement of the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on January 29, 2007.  The Company consummated the Offering on February 5, 2007 selling 24,000,000 units (each a “Unit”) at a price of $10.00 per Unit yielding net proceeds of approximately $230.4 million.  Thereafter, on February 20, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.  Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and one redeemable warrant (each a “Warrant”).  See Note 3 - “Initial Public Offering,” for a complete discussion.  The net proceeds of the Offering and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) is held in a trust account at Morgan Stanley & Co., Inc. with American Stock Transfer & Trust Company, as trustee (the “Trust Account”), and invested in United States Treasury securities until the earlier of the consummation of our Initial Business Combination or the distribution of the Trust Account as described below.  At September 30, 2007, the amount of $244,062,168 was being held in the Trust Account, which represents approximately $9.94 per share (excluding 6,000,000 shares of Common Stock owned by our founding stockholders, as such shares do not have liquidation rights). The $9.94 per share does not include a deduction for approximately $1,720,000 of interest income not yet withdrawn by the Company for due diligence on prospective acquisitions and continuing general and administrative expenses as described further below.

The Company’s Initial Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of such transaction.  Under the terms of the Investment Management Trust Agreement, up to $3.25 million of interest (net of taxes payable) may be released to the Company to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses (“Working Capital Requirements”).  The Company, after identifying an Initial Business Combination and entering into a definitive agreement for the acquisition of a target business, will file a proxy statement with the Securities and Exchange Commission and hold a stockholder vote.  All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (collectively, the “Founding Stockholders”), have agreed to vote their founding shares of Common Stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an Initial Business Combination.  After consummation of an Initial Business Combination, these voting safeguards will no longer be applicable.

An Initial Business Combination will be consummated only if a majority of the shares of Common Stock voted by the Public Stockholders are voted in favor of the Initial Business Combination and holders representing less than 20% of the shares sold in the Offering voted by the Public Stockholders are voted against the transaction and validly exercise their conversion rights.  Public Stockholders voting against the Initial Business Combination will be entitled to convert their shares of Common Stock into a pro rata share of the aggregate amount then on deposit in the Trust Account.  The per share conversion price will equal the amount in the Trust Account (before payment of the deferred underwriting discounts and commissions of $7.37 million and including interest earned on their pro rata portion of the Trust Account, net of income taxes payable on such interest and net of interest income of up to $3.25 million on the Trust Account balance released to the Company to fund Working Capital Requirements), calculated as of two business days prior to the consummation of the proposed Initial Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering and without regard to the shares held by the Founding Stockholders.  In the event that Public Stockholders owning 20% or more of the shares sold in the Offering vote against the Initial Business Combination, no conversions will be effected and the Initial Business Combination will not be consummated.  If the Initial Business Combination is not approved or consummated for any reason, then Public Stockholders voting against the Initial Business Combination who exercised their conversion rights would not be entitled to convert their shares of Common Stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, but will be entitled to whatever distribution of proceeds is available to Public Stockholders at the time of liquidation.

If the Company is unable to complete an Initial Business Combination by January 30, 2009, it will automatically dissolve as promptly as practicable after a plan of dissolution is adopted.  Upon its receipt of notice from counsel that the Company has been dissolved, the trustee will commence liquidating the investments constituting the Trust Account and distribute the proceeds to the Public Stockholders.  The Company’s Founding Stockholders have waived their rights to participate in any liquidation distribution with respect to any initial Founding Stockholders’ shares.  There will be no distribution from the Trust Account with respect to any of the Warrants which will expire worthless if the Company is liquidated as of January 30, 2009.

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

(2)  Summary of Significant Accounting Principles

(a) Basis of Presentation

The financial statements of the Company at September 30, 2007, for the three months ended September 30, 2007 and 2006, nine months ended September 30, 2007, for the period from June 2, 2006 (Inception) to September 30, 2006 and for the period from June 2, 2006 (Inception) to September 30, 2007 (cumulative), are unaudited.  In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three months ended September 30, 2007 and 2006, nine months ended September 30, 2007, for the period from June 2, 2006 (Inception) to September 30, 2006 and for the period from June 2, 2006 (Inception) to September 30, 2007 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.  Comparative financial statements for the periods ended September 30, 2007 reflect the results of operations and cash flows for the three months ended September 30, 2006, and the period from June 2, 2006 (Inception) to September 30, 2006, respectively.

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

(b) Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Such cash and cash equivalents, at times, may exceed federally insured limits.  The Company maintains its accounts with financial institutions with high credit ratings.

(c) Marketable Securities Held in Trust

Investment securities consist of United States Treasury securities.  The Company classifies its treasury securities as held-to-maturity.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the "Interest Income" line item in the consolidated statements of operations.  Interest Income is recognized when earned.

(d) Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements at the present time.

(f) Earnings (Loss) Per Common Share

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

Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 commencing on the later of the completion of an Initial Business Combination with a target business or thirteen months after the closing of the Offering (or, March 5, 2008), provided that the Company has a registration statement in effect covering the shares of Common Stock issuable upon the exercise of the Warrants.  The Warrants expire on January 30, 2011 unless earlier exercised or redeemed.  The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant, upon a minimum of thirty (30) days’ prior written notice, at any time after the Warrants become exercisable, and only in the event that the last sale price of the Common Stock equals or exceeds $14.25 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given, provided that on the date that the notice of redemption is given and during the entire period thereafter until all Warrants are redeemed, a registration statement covering the shares of Common Stock issuable upon exercise of the Warrants is in effect and a current prospectus relating to them is available.

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

(4)  Marketable Securities

The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at September 30, 2007 were as follows:

	Carrying amount	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair value
At September 30, 2007
Held to maturity: U.S. Treasury securities	$119,158,836	$269,182	$0	$119,428,018

These treasury securities classified as held-to-maturity mature within one-year.

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

(7)  Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	June 2, 2006 (Date of inception) through September 30, 2006	June 2, 2006 (Date of inception) through September 30, 2007

Net income (loss) to common stockholders	$1,178,640	$12,361	$3,203,279	$(182,116)	$2,837,411

Basic earnings per common share:
Weighted average common shares outstanding	30,557,205	7,812,500	27,401,621	7,812,500	18,787,407
Net income (loss) per common share - basic	$0.04	$0.00	$0.12	$(0.02)	$0.15

Diluted earnings per common share:
Weighted average common shares outstanding	30,557,205	7,812,500	27,401,621	7,812,500	18,787,407
Effect on dilutive securities:
Warrants	5,634,330	1,062,500	4,816,074	1,062,500	3,160,904
Weighted average dilutive common shares outstanding	36,191,535	8,875,000	32,217,695	8,875,000	21,948,311
Net income (loss) per common share - diluted	$0.03	$0.00	$0.10	$(0.02)	$0.13

(8)  Subsequent Events

On November 2, 2007, the Company entered into a share purchase agreement (the “Purchase Agreement”) to acquire, directly or indirectly (the “Acquisition”), 100% of the outstanding shares of Kern Oil & Refining Co., a California oil refining and marketing company (“Kern”), from Casey Co., a privately held California company, for a base purchase price of $286.5 million in cash, subject to adjustment to reflect the amount of Kern's working capital and the value of its inventory at the time of closing.

On November 2, 2007, the Company and Occidental Petroleum Investment Co. (“Occidental”), a California corporation wholly owned by Occidental Petroleum Corporation, entered into a Series A Senior Convertible Preferred Stock Purchase Agreement (the “Convertible Stock Purchase Agreement”), under which Occidental will purchase, upon closing of the Acquisition, shares of new Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Stock”), to be issued to it by the Company for the aggregate consideration of $35 million, plus the amount of any advances to the Company up to $3 million (an “Advance”) together with any accrued interest thereon.

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

We are a blank check company incorporated in Delaware on June 2, 2006.  We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, which we refer to as our “Initial Business Combination,” one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America.  We intend to use cash derived from the net proceeds of our Offering, and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we may undertake, to effect an Initial Business Combination.  It is not currently contemplated that we will hold an annual meeting of stockholders to elect new directors prior to the consummation of an Initial Business Combination, in which case all of the current directors will continue in office until their successors are duly elected and have qualified.  Our Initial Business Combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of the transaction.  However, we may not use all of the proceeds held in the Trust Account in connection with an Initial Business Combination, either because the consideration for the Initial Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue.  In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

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

On February 5, 2007, we closed our Offering of 24,000,000 Units with each Unit consisting of one share of our Common Stock and one Warrant to purchase one share of our Common Stock at an exercise price of $7.50 per share, and received gross proceeds of $240.00 million, or net proceeds of approximately $230.4 million.  All but $500,000 of the net proceeds from our Offering were deposited in the Trust Account.  On February 22, 2007, we consummated the closing of an additional 557,205 Units which were subject to the underwriters’ over-allotment option, in which we received gross proceeds of approximately $5.57 million, or net proceeds of approximately $5.35 million.

As of September 30, 2007, approximately $244.06 million was held in the Trust Account.  We also had $723,461 of unrestricted cash available outside the Trust Account to us for our activities in connection with identifying and conducting due diligence of a suitable Initial Business Combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through September 30, 2007:

Net proceeds from our initial public offering, the underwriters’ over-allotment, and private placement of common stock and warrants that were placed in trust	$232,757,003
Deferred underwriting discounts and commissions	7,367,162
Total interest earned year to date through September 30, 2007	7,863,487
Less total interest disbursed for working capital and payment of taxes year to date through September 30, 2007	3,925,484
Total funds held in Trust Account through September 30, 2007	$244,062,168

For the quarter ended September 30, 2007, we paid an aggregate of approximately $1.47 million in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

We believe that we will have sufficient funds to allow us to operate through January 30, 2009, our mandatory liquidation date, assuming that an Initial Business Combination is not consummated before that date.  Our three officers are our only employees and at this time they are not paid a salary nor do they receive benefits.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements at the present time.

Recent Developments

In the third quarter of 2007, from interest earned on the funds held in the Trust Account, we withdrew $750,000 for operating expenses, paid taxes of $1,065,000 and paid Morgan Stanley fees in the amount of $83,800.  As of September 30, 2007, after giving effect to such activity, approximately $244.06 million was held in the Trust Account.  We also had $723,461 of unrestricted cash available outside of the Trust Account to us for our activities in connection with identifying and conducting the due diligence of a suitable Initial Business Combination, and for general corporate matters.

On November 2, 2007, we entered into a share purchase agreement (the “Purchase Agreement”) to acquire, directly or indirectly (the “Acquisition”), 100% of the outstanding shares of Kern Oil & Refining Co., a California oil refining and marketing company (“Kern”), from Casey Co., a privately held California company, for a base purchase price of $286.5 million in cash, subject to adjustment to reflect the amount of Kern’s working capital and the value of its inventory at the time of closing.

A portion of the purchase price will be funded with cash currently being held in the Trust Account and the balance of the purchase price will be funded from the proceeds of a private placement financing that is expected to be completed simultaneously with closing of the Acquisition, as described below. In addition, the Company has received a proposal for a $120 million senior secured revolving credit facility which would be used to replace letters of credit which Kern currently has in place and for other purposes.

The base purchase price is subject to possible adjustment at closing based on estimates to be made by Casey in advance of each of Kern’s working capital and inventory value, with the base price to be adjusted upwards or downwards in each case by an amount equal to the difference between Casey’s estimate and an agreed-upon baseline amount. The purchase price will be subject to further adjustment post-closing if statements Kern will prepare promptly thereafter of working capital and inventory differ from Casey’s estimates, with any deficit to be reimbursed by Casey to the Company. For these purposes, “inventory” refers to crude exchange balances due to Kern and crude oil, feedstocks, intermediate petroleum products and blend components, finished petroleum products, parts and supplies inventory, chemicals and additives held in stock by Kern or to which Kern has title.

Three percent (3%) of the purchase price payable at closing will be held in a third-party escrow account, with the funds available to satisfy indemnity claims made by the Company against Casey under the Purchase Agreement. Subject to the maximum cap on indemnity payments by Casey to us described below, Casey shall be directly responsible for losses incurred by the Company and covered by the indemnification provisions of the Purchase Agreement. The balance of any amounts remaining in escrow against which no claims have been made shall be released to Casey 18 months following the closing.

The base purchase price is payable at closing, except that $1.5 million was paid into escrow upon execution of the Purchase Agreement. This amount will either be released to Casey if the Acquisition does not close because we fail to obtain approval from Public Stockholders in the manner described below, or applied upon closing to the amount of the indemnity escrow.

The Purchase Agreement contains customary representations and warranties made to each other by Casey, for itself and Kern, on the one hand, and the Company, on the other.

The representations and warranties of each party set forth in the Purchase Agreement have been made solely for the benefit of the other party to the Purchase Agreement. In addition, these representations and warranties have been qualified by disclosures made to the other party and speak only as of the date of the Purchase Agreement or such other date as is specified therein. Certain of the contractual representations made by the parties are subject to a standard of materiality that may be different from what investors or security holders view as material to their interests. Representations may be used as a tool to allocate risks between the parties to the Purchase Agreement, including where the parties do not have complete knowledge of all of the facts. Holders of the Company’s securities are not third-party beneficiaries under the Purchase Agreement and should not rely on the representations and covenants in the Purchase Agreement or any descriptions thereof as characterizations of the actual state of facts or condition of the parties, Kern or any of their respective affiliates.

Each party to the Purchase Agreement has made customary covenants, including among other things covenants by Casey to, and to cause Kern to, continue to conduct Kern’s business in the ordinary course and not take specified actions prior to closing, and not to, and to cause Kern not to, solicit or pursue competing acquisition proposals from any other person. We have covenanted, among other things, to file a proxy statement with the SEC to seek the required shareholder approval for the Acquisition.

The obligations of the Company and Casey to complete the Acquisition are subject to the satisfaction or waiver by the other at or prior to the closing date of various customary conditions, including the receipt of all required regulatory approvals and consents. Our obligation to close the Acquisition is also subject to the Company obtaining the affirmative vote of a majority of the Public Stockholders holding Common Stock issued in the Offering, or the Company’s “public shares,” voted on the matter. Additionally, we may not consummate the Acquisition if holders owning 20% or more of the shares sold in the Offering voted by the Public Stockholders both vote against the Acquisition and exercise their right to convert their public shares into a pro-rata portion of the funds held in the Trust Account for the benefit of the holders of the public shares. Public Stockholders voting against the Acquisition and exercising their conversion rights will be entitled to convert their public shares only if the Acquisition is approved and consummated. If the Acquisition is not completed for any reason, these Public Stockholders will not be entitled to convert their shares.

The Purchase Agreement may be terminated and the Acquisition abandoned by mutual written agreement of the Company and Casey, or for other customary reasons, including the failure of any condition to closing of either party that has not been waived, or if the closing shall not have occurred on or before the 45th day after the Company’s shareholder vote. Casey will be entitled to receive the $1.5 million deposited on signing into an escrow account if we terminate the Purchase Agreement because the Company’s shareholders fail to approve the Acquisition.

Casey and the Company have each agreed to indemnify the other from losses incurred as a result of any breach by the other party of any representation, warranty, covenant, obligation or agreement made in the Purchase Agreement, provided that Casey will have no obligation to indemnify us unless and until the aggregate amount of losses incurred by us equals one percent of the purchase price payable upon closing. In addition, Casey’s maximum aggregate liability is capped at 10% of the closing purchase price. We will have recourse to the escrow account described above for indemnifiable losses of up to three percent of the closing purchase price for a period of 18 months following the closing.

On November 2, 2007, the Company and Occidental Petroleum Investment Co. (“Occidental”), a California corporation wholly owned by Occidental Petroleum Corporation, entered into a Series A Senior Convertible Preferred Stock Purchase Agreement (the “Convertible Stock Purchase Agreement”), under which Occidental will purchase, upon closing of the Acquisition, shares of new Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Stock”), to be issued to it by the Company for the aggregate consideration of $35 million, plus the amount of any advances to the Company up to $3 million (an “Advance”) together with any accrued interest thereon. Any Advances to the Company will be made to fund operating expenses and expenses related to the Acquisition prior to closing. We have issued a promissory note to Occidental for the full amount of any Advances, plus interest to accrue at an annual rate of 9%, payable quarterly. The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. Occidental has waived any claims against amounts in the Trust Account.

If we do not close the Acquisition but do consummate a replacement transaction, Occidental will have the option to purchase up to three percent of the capital stock of the surviving entity of the replacement transaction in consideration for any Advances.

The Convertible Stock is subject to mandatory redemption by the Company on the fifth anniversary of the date of its first issuance (the “redemption date”) at a price per share equal to $1,000 (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. Each share of Convertible Stock will be convertible at the option of the holder on or prior to the fifth day prior to the redemption date, into a number of shares of Common Stock equal to $1,000 divided by the conversion price. The conversion price will be the lower of (i) the closing price per share of Common Stock on the day that immediately preceded the closing date of the Acquisition (or a replacement transaction) and (ii) the average of the closing price for each of the thirty (30) trading days immediately preceding the date on which the Company announced any such transaction, subject to adjustments for certain dilutive events, stock combinations and stock reclassifications and reorganizations. The Convertible Stock is also subject to forced conversion at the option of the Company at the conversion price at any time after the mean closing price for Common Stock on the American Stock Exchange for any thirty (30) consecutive trading days has exceeded 200% of the conversion price for the Convertible Stock.

The Convertible Stock Purchase Agreement contemplates that the Company, Occidental, and our founding shareholders will enter into a Shareholders’ Rights Agreement (the “Shareholders’ Agreement”) under which, among other things, we will grant Occidental certain rights, including (i) a right of first refusal in future equity offerings by the Company, subject to certain customary exceptions; (ii) for two years after closing of the Acquisition, the right to exchange the Convertible Stock into debt of the Company in connection with specified types of debt issuances; and (iii) approval rights over specified corporate actions by the Company that would affect the rights of the holders of the Convertible Stock. The Shareholders Agreement will impose certain restrictions on Occidental’s ability to transfer the Convertible Stock, including a prohibition on transfer without our consent for six months after closing of the Acquisition.

The Company and Occidental also intend to enter into a Registration Rights Agreement granting Occidental certain rights to register the resale of any Convertible Stock they receive, as well as any shares of Common Stock into which it is converted.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $70,056.  The Company’s effective tax rate was approximately 38.82%, 36.80% ,and 38.97% for the periods ended September 30, 2007 (quarter, year to-date, and from inception (June 2, 2006) through September 30, 2007).  Such effective tax rates differ from the Federal Statutory rate of 34% because of the impact of state income taxes and the reversal of previously established valuation allowances on deferred tax assets.

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

As of September 30, 2007, approximately $244.06 million was held in the Trust Account.  The proceeds held in trust (including approximately $7.37 million of deferred underwriting discounts and commissions) have been invested in treasury securities or in a money market fund that invests principally in short-term securities issued or guaranteed by the United States of America.  As of September 30, 2007, the effective annualized interest rate payable on our investments was approximately 4.88%.  Assuming no other changes to our holdings as of September 30, 2007, a 1% decrease in the underlying interest rate payable on our investments as of September 30, 2007 would result in a decrease of approximately $268,009 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

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

Item 4.  Controls and Procedures.

As of September 30, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting since December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2007.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.  Other Information.

The Board of Directors of the Company has established a Compensation Committee comprised of its four independent directors, Mr. D. Duane Gilliam, Mrs. Maureen A. Hendricks, Mr. Buford H. Ortale and Mr. Randal K. Quarles, with Mr. Ortale appointed to act as Chairman of the Committee. The Board has not yet adopted a Compensation Committee Charter but expects to do so before the Committee undertakes its duties.

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

NTR Acquisition Co.

Dated: November 9, 2007	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Chief Executive Officer

Dated: November 9, 2007	By:	/s/ William E. Hantke
William E. Hantke Principal Financial Officer