Form 10-K
period 2007-12-31
NTR Acquisition Co.
filed 2008-03-12
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

COMMISSION FILE NUMBER:  001-33279

NTR ACQUISITION CO.
(Exact name of registrant as specified in its charter)

Delaware	13-4335685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Mill Plain Road, Suite 320
Danbury, CT  06811
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant's common stock held by non-affiliates on March 11, 2008 was approximately $236.7 million.  Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's common stock as of March 11, 2008 was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

Documents Incorporated by Reference

Registrant's Registration Statement on Form S-1 (File No. 333-135394).

Registrant’s Revised Preliminary Proxy Statement on Schedule 14A (File No. 001-33279).

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

PART I

Item 1. Business

General Development Of The Business

References to "we", "us", or the "Company" are to NTR Acquisition Co.

We are a blank check company incorporated in Delaware on June 2, 2006.  We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, which we refer to as our “initial business combination,” one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America.  On February 5, 2007, we completed our initial public offering, also referred to herein as our “IPO”, of 24,000,000 units, and on February 22, 2007, we completed the closing of an additional 557,205 units that were subject to the underwriter's over-allotment option. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $7.50. Beginning February 23, 2007, our common stock and warrants began trading separately on the American Stock Exchange. The public offering price of each unit was $10.00, and we generated total gross proceeds of approximately $245.57 million in the initial public offering (including proceeds from the exercise of the over-allotment option and excluding the proceeds from the offering of $3.35 million founders’ warrants received upon consummation of our initial public offering). Of the gross proceeds: (i) we deposited $234,274,168 into a trust account (the "Trust Account") at Morgan Stanley & Co., Inc., maintained by American Stock Transfer & Trust Company as Trustee, which included $7.37 million of deferred underwriting fees; (ii) the underwriters received $9.82 million as underwriting fees (excluding the deferred underwriting fees); (iii) we retained $975,000 for offering expenses and (iv) we also retained $500,000 to fund initial working capital.  In addition, we deposited into the Trust Account total gross proceeds of $5,850,000 consisting of gross proceeds from the issuance and sale of 3,350,000 warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated concurrently with the closing of the initial public offering, and the issuance and sale of 2,500,000 founders’ warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated prior to the closing of the initial public offering.

Our business plan is based on capturing the cost advantages of heavy, sour crude oil relative to light, sweet crude oil as a raw material to manufacture refined products. As we evaluated initial business combinations in the energy industry, we sought to capitalize on investment opportunities in the petroleum refining and related industries presented by the widening of the price differentials between light, sweet crude oil and heavy, sour crude oil and the associated cost benefits accruing to refineries capable of processing heavy, sour crude oils. North America was and will continue to be our primary geographic focus, but we may also seek to acquire refineries or interests in other assets in any other markets in which we believe we could be competitive.

Pursuant to the terms and conditions as set forth in our prospectus for our IPO, our initial business combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million). If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target business, the value of the interest that we acquire will be equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million).  At December 31, 2007, the amount of $243.8 million was being held in the Trust Account, which represents approximately $9.93 per share (excluding 6,000,000 shares of common stock owned by our founding stockholders, as such shares do not have liquidation rights as further discussed below).

As discussed immediately below and throughout this Annual Report on Form 10-K, we were successful in identifying a target business for our initial business combination -- Kern Oil & Refining  Co., a California corporation (“Kern”).  On November 2, 2007, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with  Casey Co. (“Casey”), a privately held California company and sole shareholder of Kern, for the acquisition of 100% of the outstanding shares of Kern (hereinafter referred to as the “Acquisition”).  The Acquisition is expected to be financed primarily through (i) cash from the Trust Account, (ii) proceeds from the sale of new convertible preferred stock to Occidental Petroleum Investment Co., a California corporation wholly owned by Occidental Petroleum Corporation (collectively referred to herein as “Occidental”), and (iii) debt financing through Citigroup Global Markets Inc. (“Citigroup”), or an alternate lender.  We plan to hold a special meeting of stockholders for the purpose of, among other things, approving the Acquisition (the “Special Meeting”).  On February 12, 2008, we filed with the Securities and Exchange Commission (“SEC”) a revised preliminary proxy statement on Schedule 14A (File No. 001-33279), which contains additional information on the Acquisition and the planned Special Meeting.

Search for Initial Business Combination

Our primary focus and efforts in 2007 were directed at finding a suitable target company for our initial business combination. A detailed description of our process in approaching and evaluating target companies, including Kern, may be found in the section entitled “The Acquisition Proposal - Background of the Acquisition” of our revised preliminary proxy statement on Schedule 14A (File No. 001-33279).

Promptly following our IPO, we contacted current and former senior executives of energy companies with whom we have had contact in the past, investment bankers, private equity investors, consultants and other firms specializing in the energy industry. Through these efforts, during 2007 we identified on a preliminary basis and reviewed initial and, in some cases as discussed below, detailed information regarding nearly 40 potential acquisition opportunities.  Of these potential target companies:

▪	20 of these opportunities were not for sale at the time based on our communications with current owners; and

▪	nine of these opportunities did not meet our investment criteria or fit our business strategy based on a review of information provided to us by their owners and their representatives.

In the course of our review of this latter group of potential opportunities between February and July 2007, we found that one or more of the following factors generally precluded us from pursuing these target companies:

▪	not located in an attractive geographic area to access heavy, sour crude oil;

▪	overly dependent on only one foreign supplier of heavy crude oil, which our management concluded represented too much risk;

▪	overly dependent on other refineries to produce finished products, which our management viewed as too onerous to upgrade; and

▪	unattractive operating history.

Of the remaining potential target companies, which included Kern, we either made direct offers to the owners or participated in an auction process and submitted bids on all or a portion of the available assets on each of them.  Of the opportunities we did pursue in addition to Kern:

▪	two were sold to other parties, including one sold to a third party with a right of first refusal on the interests we were planning to acquire; and

▪	the owners of the others decided not to sell.

One of the companies we approached was Kern, a company with which our chief executive officer, Mario Rodriguez, had developed a relationship in his previous work as an investment banker.

We initially contacted Kern on May 18, 2007, through an employee at Citigroup who was a former investment banking colleague of Mr. Rodriguez, as we knew this banker also had a relationship with Kern. At our request, the banker approached Jake C. Belin, the president of Kern, and asked him if Kern would be interested in being acquired by us. We did not pay the banker any compensation for making this approach on our behalf and the banker did not act as our adviser in connection with the transaction. At that time, Kern’s principals indicated that they were evaluating whether to sell the refinery and expected to make a decision within a couple of months.

Casey had begun exploring internally the possibility of selling Kern in February 2007, because the controlling shareholder of Casey is nearing retirement and had decided that it is in the best interests of Casey, Kern and Kern’s employees to sell Kern to a new owner with a long-term commitment to the continuation and profitability of the business. Following discussions with several investment banking firms, Casey engaged Simmons & Company International (“Simmons”) of Houston, Texas, to conduct and coordinate a process to put the company up for sale.

On July 31, 2007, with the approval of our board, and, in accordance with Kern’s instructions, we provided Simmons with an initial non-binding indication of interest to acquire Kern as did nine other potential buyers. In August and September 2007, Kern conducted on-site management presentations for seven of these candidates, including us, and the candidates also conducted ongoing follow-up due diligence. These companies were invited to submit a final offer for Kern by October 2, 2007 (later extended to October 9, 2007). Throughout the process, Casey evaluated the potential acquirers based on their ability to complete a transaction, the consideration offered, the conditions to a sale, and the likely continuation of employment for Kern’s existing staff.

Simmons contacted us in August to inform us that we were one of the companies selected to continue the due diligence process and work towards a final, binding bid for Kern.

On August 20, 2007, we informed Occidental that we were pursuing the opportunity to acquire Kern.  Occidental was one of the financial and strategic investors we had approached beginning in February 2007 to explore the possibility of obtaining support for the acquisitions we were pursuing through a potential equity investment in our company. One of our initial contacts at Occidental was Stephen I. Chazen, president and chief financial officer of Occidental.  Mr. Chazen had indicated in our initial discussions that Occidental would be willing to support us in our acquisition efforts if we presented an appropriate opportunity. Indeed, prior to our bid for Kern, Occidental supported us in the evaluation and potential acquisition of another refinery, but that owner ultimately decided not to sell that refinery.

As described below in the section entitled “Occidental Investment,” Occidental subsequently agreed to support our bid for and acquisition of Kern, subject to agreement with us on appropriate terms for their investment. We began negotiations with Occidental concerning its potential participation in our efforts, and on September 19, 2007 provided a preliminary term sheet for the investment to Occidental. We also informed Citigroup in mid-August that we would be interested in receiving a proposal for a senior secured revolving credit facility to support the Acquisition.

Our management approached Occidental because Occidental is the fourth-largest U.S. publicly traded oil company by market capitalization and the third-largest producer of crude oil in California, and is currently a supplier of crude oil to Kern. Members of our management have known members of Occidental’s senior management for more than five years. Occidental has invested in refining companies in the past, including Premcor Inc., a company with which both our president and chief operating officer and our principal financial officer, as well as all of the individual consultants management engaged in reviewing various target companies, were affiliated prior to joining us.  Occidental’s crude oil production in California includes the type of heavy oil we expect to be able to process at Kern after implementing our planned projects.

Throughout September and early October, we continued our due diligence on Kern as well as our discussions with Occidental. We also retained Purvin & Gertz, Inc., an energy consulting firm, to review with us macroeconomic issues related to crude oil supply and product markets in California and neighboring areas. On October 3, 2007, we received from Occidental a letter and final term sheet concerning their purchase of up to $38 million of convertible preferred stock in the Company, with the proceeds to be used primarily to finance the Acquisition, along with the funds in our Trust Account.  We also discussed with Occidental our interest in potentially entering into an agreement for the supply of heavy crude oil if we acquire Kern and upgrade its facilities to permit such processing, as we intend.  No discussions have been pursued with Occidental on such a supply agreement.  On October 5, 2007, we also received from Citigroup a proposal letter for Citigroup to provide a $40 million term loan and $80 million revolving credit facility to be used for the Acquisition as well as to finance working capital following any acquisition.  See “Proposed Debt Financing” below for additional information.

Throughout the due diligence process, our officers conducted a variety of valuation analyses of Kern, including comparable transactions, discounted cash flow and public market comparables trading analyses. We also engaged the engineering firm of Foster Wheeler USA Corporation, or Foster Wheeler USA, to consult with us on potential upgrade projects and to prepare preliminary capital and economic analyses for those projects. Management selected Foster Wheeler USA because members of management had prior positive experiences working with Foster Wheeler USA, and because of Foster Wheeler USA’s demonstrated ability to complete projects of the type we intend to implement at Kern in a cost-effective manner. See “—Our Board of Directors’ Reasons for Approving the Acquisition—Kern’s Potential for Future Growth” below for additional information. We subsequently engaged Foster Wheeler USA to perform an initial engineering study of certain of the projects we expect to implement at Kern following the Acquisition.  We have not made any material payments to Foster Wheeler USA for the work they have performed to date, and while we anticipate continuing our relationship with Foster Wheeler USA and its affiliates to implement the planned capital projects after closing of the Acquisition, no terms for any such arrangement have been agreed.

On October 8, 2007, our board of directors unanimously approved our final bid for Kern, which included a proposed Stock Purchase Agreement, based on a draft we had been provided with by Kern as part of the bidding process on September 13, 2007. On October 9, 2007, we presented this bid to Kern and included information concerning the proposed equity investment by Occidental and debt financing proposal from Citigroup. During the week following the submission of our bid, we had a number of conversations with Simmons regarding our revisions to Kern’s proposed Stock Purchase Agreement, as well as other points in our bid. On October 12, 2007, Simmons notified us that Casey had selected us to negotiate a final agreement for the Acquisition. At that time, our senior management, together with Jeffrey Dill, who has been providing us with legal general counsel services on a consultant basis, immediately began discussions with Casey’s representatives and their outside counsel to finalize the terms of the Stock Purchase Agreement.

By October 30, 2007, we reached agreement on all of the key terms of the Stock Purchase Agreement and the agreements with Occidental, although the documentation was still being finalized. On that day, we held a board of directors’ meeting by teleconference along with Mr. Dill, as our legal consultant. The board had received prior to the meeting a presentation prepared by our management regarding the Acquisition, a draft of the Stock Purchase Agreement along with the agreements with Occidental, the proposal letter from Citigroup and a copy of a proposed “break-up” policy. The management presentation included information on Kern’s operations, historical and projected financial performance, planned and potential capital projects at Kern and comparable transactions. At the meeting, Messrs. Rodriguez and Kuchta explained in detail the proposed transaction, their comparisons to similar transactions, projected financial information and the projects they expect to implement at Kern after completion of the Acquisition. The board asked numerous questions of Mr. Rodriguez, Mr. Kuchta and Mr. Hantke, including questions regarding Kern’s financial performance, Kern’s management team, its crude oil supply and product sales, regulatory considerations and the expected cost of closing the Acquisition. The board also asked about any other potential acquisition targets that might exist and considered the factors described below under “—Our Board of Directors’ Reasons for Approving the Acquisition”.

Our board then unanimously approved our entering into the Stock Purchase Agreement and the Occidental agreements, subject to finalization of the terms, and pursuing Citigroup’s financing proposal and entering into a financing agreement with Citigroup, subject to negotiation of definitive terms.  See “The Stock Purchase Agreement” below for additional information.  However, by the end of the next day, it became apparent that we would not be able to agree upon a breakup fee insurance policy mutually acceptable to us, Casey and the underwriter. We therefore agreed with Casey to make a deposit of $1.5 million upon signing of the Stock Purchase Agreement, to be held in escrow and applied to the purchase price or paid to Casey if our shareholders did not approve the Acquisition.

On Friday, November 2, 2007, we finalized the schedules to the Stock Purchase Agreement and the terms relating to the deposit with Casey, and also, with the assistance of Mr. Dill and our outside counsel, finalized the terms of the agreements with Occidental. On the evening of November 2, 2007, we and our counterparties executed all of these agreements, and on the morning of Monday, November 5, 2007, we, along with Casey, announced the Acquisition by issuing a press release and filing a Current Report on Form 8-K.

The Stock Purchase Agreement

Acquisition Consideration

The Stock Purchase Agreement with Casey calls for the acquisition by us of 100% of the outstanding shares of Kern, comprising 1,000 Class A common shares and 1,000 Class B common shares for a base purchase price of $286.5 million in cash, of which $1.5 million was paid into escrow upon signing and will be forfeited to Casey if our shareholders fail to approve the Acquisition. The base purchase price is subject to adjustment at closing based on estimates to be made by Casey prior to closing of each of Kern’s working capital and inventory value, with the base price to be adjusted upwards or downwards in each case by an amount equal to the difference between Casey’s estimate and an agreed-upon baseline amount. The purchase price will be subject to further adjustment post-closing if statements Kern will prepare promptly thereafter of working capital and inventory differ from Casey’s estimates, with any deficit to be reimbursed by Casey to us and any excess to be paid by us to Casey.  A copy of the Stock Purchase Agreement can be found at Annex A to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).

  We will fund the purchase price for Kern with:

•	cash from the Trust Account;

•
the proceeds of a sale of new Series A Convertible Preferred Stock to Occidental for up to $38 million (including up to $3 million that Occidental may advance to us prior to closing to cover certain of our expenses); and

•	additional financing in amounts sufficient to fund the remaining balance of the purchase price (including any working capital and inventory adjustments) and to provide us with working capital financing on an ongoing basis. We are currently in discussions with Citigroup based on a non-binding proposal from Citigroup for an aggregate of up to $120 million in credit and working capital facilities to be put in place at closing of the Acquisition. We may also seek to assume Kern’s existing credit facility with Wells Fargo Bank, National Association. We expect to have a binding commitment for one or more debt facilities to provide the required amount of financing in place prior to the date of the definitive proxy, and to describe the terms of any such financing or financings therein.

Three percent (3%) of the purchase price payable at closing will be held in a third-party escrow account, with the funds available if needed to satisfy any indemnity claims that may be made by us against Casey under the Stock Purchase Agreement. The $1.5 million of the purchase price paid into the escrow account at signing will remain in escrow as part of these funds. Subject to the maximum cap of 10% of the closing purchase price on indemnity payments by Casey to us, Casey shall be directly responsible for losses we may incur that are covered by the indemnification provisions of the Stock Purchase Agreement. The balance of any amounts remaining in escrow against which no claims have been made shall be released to Casey 18 months following the closing of the Acquisition.

We expect to close both the Occidental investment and any new financing concurrently with closing of the Acquisition. See “Occidental Investment” and “Proposed Debt Financing” below for additional information.

Closing and Effective Time of the Acquisition

Closing is to take place at 10:00 a.m., Western time, on the second business day following the satisfaction or waiver of all conditions to our and Casey’s obligations to consummate the transactions contemplated by the Stock Purchase Agreement, or such other date and location as mutually agreed upon by us and Casey.

Occidental Investment

Series A Senior Convertible Preferred Stock Purchase Agreement

In order to finance a portion of the purchase price, we entered into a Series A Senior Convertible Preferred Stock Purchase Agreement, dated November 2, 2007 (the “Series A Purchase Agreement”) with Occidental, under which we will issue to Occidental, upon closing of the Acquisition, shares of our Series A Convertible Preferred Stock (the “Convertible Stock”) for aggregate consideration of $35 million, plus the amount of any advances to us up to $3 million under a promissory note, together with any accrued interest thereon.  A copy of the Series A Purchase Agreement can be found at Annex E to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).  The price per share of the Convertible Stock is $1,000.  Assuming 38,000 shares of Convertible Stock will be issued upon consummation of the Occidental investment (based on the expected investment by Occidental of $38 million, including up to $3 million in advances but excluding any interest accrued thereon) and a conversion price of $9.52 (based on the average closing price for the 30 trading days immediately preceding announcement of the Acquisition), Occidental would be entitled to convert its shares of Convertible Stock into 3,991,596 shares of our common stock.  This would equal approximately 13% of our common stock outstanding following the conversion, assuming that immediately prior to conversion we have the current number of 30,557,205 shares of common stock issued and outstanding, or 6.5% of our common stock outstanding following the conversion assuming that immediately prior to conversion we have 60,964,410 shares of common stock issued and outstanding (assuming exercise of all 30,407,205 outstanding warrants that become exercisable upon the later of March 2, 2008, or the consummation of the Acquisition). We refer to this transaction as the “Occidental Investment.” Any advances to us under the promissory note must be used to fund expenses including our operating expenses and expenses related to the Acquisition (or a replacement transaction satisfactory to Occidental if we do not consummate the Acquisition) prior to closing. As of December 31, 2007, Occidental had advanced us $1,500,000, all of which we paid into escrow upon signing of the Stock Purchase Agreement with Casey.  On January 3, 2008, an additional $125,000 was also advanced by Occidental to cover the costs of a filing with the Federal Trade Commission under the Hart-Scott-Rodino Act (“HSR”).  The promissory note will cover the full amount of $1,625,000 in advances as well as any other advances we receive from Occidental, up to the cap of $3 million, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock.  Occidental has waived any claims against amounts in the Trust Account.  See “Occidental Investment - Promissory Note to Occidental” for additional information

Holders of the Convertible Stock will be entitled to receive annual dividends of $57.50 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), payable in cash on a quarterly basis. Dividends for the Convertible Stock are fully cumulative, accrue from the date of first issuance regardless of whether earned or declared and whether funds are legally available when dividend payments are due, and must be paid when funds become legally available, regardless of whether we have profits. In addition to Occidental’s right to purchase the Convertible Stock, if we do not close the Acquisition but consummate a replacement transaction, Occidental will have the option, exercisable for 90 days after the closing of such replacement transaction, to purchase up to 3% of the capital stock of the surviving entity of the replacement transaction in consideration for any advances.

The Convertible Stock will be subject to mandatory redemption by us on the fifth anniversary of the date of its first issuance (the “redemption date”) at a price per share equal to $1,000 (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends (“the Convertible Stock redemption price”). Each share of Convertible Stock will be convertible at the option of the holder on or prior to the fifth day prior to the redemption date, into a number of shares of our common stock equal to $1,000 divided by the then applicable Convertible Stock conversion price. The Convertible Stock conversion price will be the lower of (i) the closing price per share of our common stock on the American Stock Exchange on the day that immediately preceded the closing date of the Acquisition (or a replacement transaction) and (ii) the average closing price per share of our common stock on the American Stock Exchange for each of the 30 trading days immediately preceding the date on which we announced any such transaction (“the Convertible Stock conversion price”). Based on the average closing price for the 30 trading days immediately preceding announcement of the proposed Acquisition of $9.52, and assuming the investment by Occidental totals the maximum of $38 million, the Convertible Stock would be convertible into 3,991,596 shares of our common stock as of the closing date. The Convertible Stock conversion price is subject to adjustments for certain dilutive events, stock dividends, combinations or subdivisions of common stock, stock reclassifications and reorganizations, mergers, consolidations and asset sales.  The 3,991,596 shares would equal approximately 13% of our common stock outstanding following the conversion, assuming that immediately prior to conversion we had the current number of 30,557,205 shares of common stock issued and outstanding, or approximately 6.5% of our common stock outstanding following the conversion assuming that immediately prior to conversion we have 60,964,410 shares of common stock issued and outstanding (assuming exercise of all 30,407,205 outstanding warrants that become exercisable upon the later of March 5, 2008, or the consummation of the Acquisition).

The Convertible Stock is also subject to forced conversion at our option at the Convertible Stock conversion price at any time after the closing price for our common stock on the American Stock Exchange has exceeded 200% of the Convertible Stock conversion price for any 30 consecutive trading days.

Each share of Convertible Stock will entitle its holder to a number of votes equal to the number of shares of our common stock into which such shares of Convertible Stock could be converted and will have voting rights and powers equal to the voting rights and powers of our common stock. In addition, so long as Occidental holds at least 80% of the Convertible Stock issued at consummation of the Acquisition, it will be entitled (but not required) to elect one member to our board of directors.  In the event of our failure to pay cash dividends on the Convertible Stock for two successive dividend payment dates (or to redeem the Convertible Stock) (an “event of default”), then the holders of the Convertible Stock will be entitled to elect two additional directors to our board of directors. If, after the election of the two additional directors, the event of default is cured, then the two additional directors will be removed from office.

Promissory Note  to Occidental

As referenced above, we have issued a promissory note to Occidental that will cover the full amount of any advances, plus interest to accrue at an annual rate of 9%, payable quarterly for periods ending on March 15, June 15, September 15 and December 15. Any unpaid amount of principal or interest will bear interest at an annual rate of 11%. A copy of the promissory note can be found at Annex G to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).  The promissory note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. The promissory note is payable in whole or in part at any time before maturity at our option without any premium or penalty. The promissory note includes customary events of default, including (i) our failure to make payment when due of any amount we owe for the principal of, or interest on, the promissory note; (ii) our default in the performance or observance of any term, covenant, condition or agreement we are required to perform or observe under the promissory note or Series A Purchase Agreement and we fail to cure such default within 30 days; (iii) any representation or warranty made by us in the Series A Purchase Agreement being proven to be incorrect when made, deemed made or reaffirmed; (iv) our insolvency or voluntary commencement of bankruptcy, insolvency or similar proceedings; or (v) the commencement of involuntary bankruptcy, insolvency or similar proceedings that is not released, vacated or fully bonded within 60 days of commencement. The promissory note will become immediately due and payable upon the occurrence of any event of default.

Under the terms of the promissory note, unless and until we consummate an initial business combination, Occidental has waived any claims against amounts in our Trust Account held for the benefit of our public shareholders.

As of December 31, 2007, Occidental had advanced a total of $1.5 million that was paid into escrow upon signing of the Stock Purchase Agreement with Casey, and on January 3, 2008, Occidental advanced us an additional $125,000 used to pay the filing fee for our application for HSR approval.

Related Transactions

In connection with the issuance of Convertible Stock, we, Occidental, and the inside stockholders that are record holders of our shares and warrants (comprising NTR Partners LLC, Buford Ortale, Sewanee Partners III, L.P. Randal Quarles, Gilliam Enterprises LLC, Hendricks Family LLLP and Maureen Hendricks) will enter into a shareholders rights agreement (the “Shareholders Agreement”) under which, among other things, we will grant certain rights, including a right of first refusal in future equity offerings by us, subject to certain customary exceptions, to holders of the Convertible Stock and, to Occidental, (i) for two years after closing of the Acquisition, the right to exchange the Convertible Stock into debt in connection with specified types of debt issuances by us or any of our subsidiaries for borrowed money (including indebtedness to finance acquisitions or other non-working capital needs), other than indebtedness incurred to finance ordinary course working capital needs, (ii) tag-along rights in connection with certain sales of our common stock or warrants by us or these inside stockholders, (iii) approval rights over specified corporate actions by us that would affect the rights of the holders of the Convertible Stock, such as amending our certificate of incorporation without Occidental’s written approval if such amendment would change any of the rights, preferences or privileges provided for the benefit of holders of any shares of the Convertible Stock, and (iv) a right to attend meetings of our board of directors in a monitoring observer capacity, to receive notice of such meetings and to receive the information provided by us to our board of directors, so long as it holds at least 80% of the Convertible Stock.

Furthermore, so long as Occidental holds at least 80% of the Convertible Stock, we will be prohibited, without the unanimous written approval of the holders of the Convertible Stock, from amending our certificate of incorporation or bylaws to provide for any new class or series of capital stock having any rights, preferences or privileges senior to or on parity with the rights, preferences or privileges provided for the benefit of holders of any shares of the Convertible Stock.  The Shareholders Agreement will impose certain restrictions on Occidental’s ability to transfer the Convertible Stock, including a prohibition on transfer without our consent for six months after closing of the Acquisition.

We also intend to enter into a registration rights agreement (the “Registration Rights Agreement”) with Occidental, granting Occidental certain rights to register the resale of any Convertible Stock it receives, as well as any shares of common stock into which it is converted.

Proposed Debt Financing

We are currently in discussions with Citigroup regarding a non-binding proposal from Citigroup for a credit and working capital facility to be put in place at closing of the Acquisition in amounts sufficient to fund the remaining balance of the purchase price (including any working capital and inventory adjustments) and to provide us with working capital financing on an ongoing basis. The proposal from Citigroup contemplates a senior secured credit facility in a principal amount of up to $120 million in two tranches: a 5-year term loan facility in a principal amount up to $40 million and a 5-year revolving credit facility in a principal amount of up to $80 million. We are also discussing with Wells Fargo Bank, National Association the possibility of obtaining a credit facility or amending and retaining Kern’s existing credit facility.  We expect to have a binding commitment for one or more debt facilities to provide the required amount of financing in place prior to the date of the definitive proxy for the Acquisition, and to describe the terms of any such financing or financings therein.  For two years after closing of the Acquisition, Occidental will have the right to exchange the Convertible Stock into debt issued by us. However, this does not include indebtedness incurred to finance our and our subsidiaries’ ordinary course working capital needs, including the proposed debt facility with Citigroup or Kern’s existing secured credit facility with Wells Fargo if retained or replaced  to the extent such credit facility is used for ordinary course working capital needs.

Our Board of Directors’ Reasons for Approving the Acquisition

The final agreed-upon consideration in the Stock Purchase Agreement was determined by several factors. Our board of directors reviewed various industry and financial data, including certain valuation analyses and metrics compiled by management to determine that the consideration to be paid to Kern is fair and that the Acquisition is fair to and in the best interests of the Company and our stockholders.  The analyses included a description of recent market trends for comparable publicly traded refiners and a comparison of the Acquisition to recent similar acquisition transactions based on metrics such as the ratio of purchase price to refining capacity, as well as a discounted cash flow analysis and various projections for our post-Acquisition financial performance, including estimates of the expected costs and increased earnings generation potential associated with management’s planned upgrade projects to increase Kern’s production capacity of California-approved light refined products and ability to run heavier crude oils. The board also considered our ability to raise financing for the transaction, including through cash on hand and the agreement with Occidental to purchase the Convertible Stock.

           Our board of directors considered many factors in connection with its evaluation of the transaction. Based on the number and complexity of those factors, our board of directors did not consider it practicable to, nor did it attempt to, quantify or otherwise assign relative weights to the specific factors it considered in reaching its decision. Also, individual members of our board may have given different weight to different factors.

In considering the Acquisition and consistent with the investment criteria highlighted in the prospectus for our IPO, our board of directors gave particular collective weight to the following factors:

Condition of assets and assessment of capital requirements

Our management team discussed with the board of directors the results of extensive due diligence performed on the mechanical integrity of the operating units at the refinery. The management team, along with consultants they retained, reviewed all maintenance records prepared by Kern and third parties, including reports prepared for Kern’s insurance carrier. In addition, Messrs. Rodriguez and Kuchta, accompanied by Ken Isom, a consultant who specializes in process engineering and refinery projects, Jim Fedena, a consultant who specializes in environmental, health and safety aspects of refining operations, Don Lucey, a consultant who specializes in crude oil and refined products marketing and logistics, and Carl Cupit, a consultant who specializes in process engineering, walked through Kern’s plant on August 21, 2007. Ed Jacoby, a consultant specializing in refining operations, logistics and infrastructure, completed a follow-up visit to the refinery on September 25, 2007. All of these consultants, and the other consultants we hired as part of the due diligence process in connection with the Acquisition, informed Mr. Kuchta orally that they found Kern’s operations to be in an acceptable state in their respective areas of expertise, and Mr. Kuchta relayed the consultants’ observations to the board in describing the factors management weighed in requesting the board’s authorization to proceed with the Acquisition.

On the basis of our due diligence, we concluded that Kern’s operations and maintenance practices are in line with customary practices in the petroleum refining industry and we found all processing units to be in a good state of repair. In addition, we confirmed that the refinery produces California-approved gasoline, diesel and other refined products and that Kern had spent $22 million in its fiscal year 2006 and expected to spend $13 million in its fiscal year 2007 to satisfy all the California requirements for the production of refined products. We also concluded that we would not need to make significant capital investments for regulatory purposes following closing of the Acquisition.

Financial condition and results from operations

Kern provided three years of audited financial statements, covering its fiscal years ended November 30, 2004, 2005 and 2006, showing consistently profitable operating performance through that time period. An important criterion to our board in identifying an acquisition target was that the target have established business operations, and that it be generating positive earnings and cash flows. Kern’s audited financial statements and interim unaudited financial statements made available to us showed consistently profitable operations, based on net income generated. The company reported net income of $33.5 million, $61.4 million, $67.5 million and $58.6 million for the fiscal year 2004, 2005 and 2006 and for the first nine months of fiscal year 2007 (ending on August 31, 2007), respectively. Reported net income for those periods includes $0, $2.1 million, $19.8 million and $20.4 million in income, respectively, contributed by the additive business Kern spun off in July 2007. Kern did not have any long-term debt during these periods and will have no long-term debt at the time of closing. In addition, Kern paid dividends to its sole shareholder of $26.2 million, $37.3 million and $46 million in fiscal years 2004, 2005 and 2006, respectively.  In accordance with the terms of the Stock Purchase Agreement, which provides for cash other than the working capital being acquired as part of the Acquisition to be paid out to Casey prior to closing, Kern also plans to pay Casey a dividend for fiscal 2007 of $73 million prior to closing of the Acquisition, of which $58 million has been paid through August 31, 2007.

The board did also consider that Kern recorded these sustained profits during a period of record product prices that may not persist over the long term. However, our board of directors believed this factor was mitigated by the fact that Kern processes medium-quality crude oil that is purchased at a discount to lighter grades of crude oil, and that Kern is well-positioned to withstand general cyclical downturns in demand for refined products, since the San Joaquin Valley is a net importer of refined products.

On this basis, the board concluded that Kern represents a sustainable and profitable business and an attractive platform for us to execute our business plan.

Kern’s Potential for Future Growth

An important criterion to our board of directors was the ability to grow Kern’s earnings and cash flows. Our management team in partnership with Kern’s management team has identified four projects that we believe will improve Kern’s profitability and cash flows over the next three years. Kern’s management had already identified three of these projects, which will allow the refinery to produce more California-approved gasoline and diesel by improving current operations and converting lower value refined products, like fuel oil, into higher value products like gasoline and diesel. Our management, along with Kern’s management and assistance from Foster Wheeler USA, reviewed the feasibility of upgrading Kern to implement these projects and to add an additional unit, a coker, to allow it to process heavier crude oil, in line with our business plan. This preliminary analysis concluded that Kern could be successfully upgraded for these projects, including receipt of regulatory approvals, and that these capital projects could be expected to significantly enhance the refinery’s earnings and cash flow generation capacity. In addition, Kern is located on 200 acres of land, which is sufficient space to build the necessary process units. Further, Kern has access to another 150 acres that it currently has put to agricultural use, which is available for further expansion if necessary. The board also considered the fact that we could require substantial additional financing for upgrade projects, but believes we can expect to fund these capital projects with a combination of internally generated cash flows, co-investment by potential partners and project debt financing.

The Experience of Kern’s Management Team

During due diligence, our officers and members of our board had several opportunities to meet with Kern’s senior management and other members of the management and operations team. Kern’s senior management, substantially all of whom we expect to stay in their positions after closing of the Acquisition, has an average of 30 years of experience in the refining industry and many have over 10 years seniority at the Kern refinery. They had already identified some of the projects that our management plans to pursue to improve the refinery’s ability to produce light refined products and has demonstrated an ability to manage the refinery during the implementation of these types of projects. Importantly, senior management has in-depth and good working relationships with its regulators, which will be critical to the execution of our growth plans after closing the Acquisition.

Comparable Company and Transaction Valuation Metrics

Another important criterion to our board of directors was the valuation of the target and how this transaction compared to similar transactions. Based on Kern’s historical earnings, cash flows and the final purchase price agreed to, our board of directors found that the transaction compared favorably to precedent transactions in the petroleum refining and marketing sector in the United States. The board also reviewed the terms of the Acquisition relative to comparable small-capitalization publicly traded independent refining and marketing companies. The board concluded that such terms were consistent with and compared favorably to those of the comparable companies. In addition, management discussed the impact of the planned projects on earnings, cash flow and valuation of Kern based on a discounted cash flow and earnings projections analysis after a successful closing of the Acquisition. The board concluded that Kern has the potential to generate attractive earnings per share and earnings per share growth for our shareholders.

Attractive Geographic Market

A key driver of the profitability of a refinery is the difference between the price at which it sells the products it produces and the price at which it purchases crude oil. This is commonly referred to as refining gross margin or crack margin. U.S. West Coast gasoline and diesel crack margins have historically been higher than those in the U.S. Gulf Coast. The U.S. Gulf Coast is a key reference market because it hosts approximately 47% of the total refining capacity in the United States, based on data from the U.S. Department of Energy’s Energy Information Administration, or the “EIA.” According to Bloomberg, gasoline crack margins on the U.S. West Coast have exceeded those of the U.S. Gulf Coast by an average of $9.23 per barrel and diesel crack margins have exceeded those of the U.S. Gulf Coast by an average of $6.72 per barrel in the period from 2002 through November 2007.

These higher U.S. West Coast crack margins are partially a result of limited availability of indigenous supply, more stringent specifications for refined products compared to the rest of the United States and comparatively less infrastructure for refined products supply in this region than other areas. Upon review of these factors, our board of directors concluded that Kern operates in an attractive geographic area for refining.

Further, Kern operates in the San Joaquin Valley, which is a region of California where economic activity is driven by the agricultural, crude oil production and drilling, and trucking industries. Economic activity has grown over the last five years resulting in additional demand for refined products. Kern is ideally situated to serve that increasing demand, although the area is also supplied from Los Angeles, San Francisco or Fresno via trucks or pipelines.

Access to Heavy Crude Oil Supply

Based on the business model presented to investors at the time of our IPO and management’s vision for our company, our board believed it was important for our acquisition target to have access to heavy crude oils. Kern is located in Kern County in California. This region has historically produced large quantities of heavy crude oil that is readily available to Kern through existing pipelines and potential future pipeline connections. According to the EIA, Kern County production is approximately 470,000 barrels per day and heavy crude, defined as less than 20 degrees API, represents more than 270,000 barrels per day of that production. Total refining capacity for all types of crude oils in Kern County is 117,000 barrels per day. Our board of directors concluded that there is ample supply in the region for us to pursue our strategy to focus on increasing Kern’s capacity to process heavy crude oil and consequently lower feedstock costs and improve Kern’s margins. In addition, Occidental has expressed an interest in potentially entering into an agreement with us for the supply of heavy crude oil, discussed under “—Occidental Investment” immediately below.  Our board concluded that the Acquisition satisfies this investment criterion.

Occidental Investment

Occidental Petroleum Corporation is the fourth-largest U.S. oil company in terms of market capitalization and it is the third-largest crude oil producer in the State of California based on statistics from the EIA. Our board concluded that Occidental’s willingness to invest in us in connection with the Acquisition was an important confirmation of the attractiveness of Kern as a platform to execute our business plan, though Occidental did not provide any analysis as to those matters. Occidental has also expressed interest in entering into a heavy crude oil supply agreement with us to support our investment to process heavy crude at Kern. We have not yet begun any formal discussions regarding this proposition. In addition, our board believes that Occidental’s support of this transaction is valuable to our investors because it demonstrates validation of our business plan by a leading participant in the U.S. oil industry, though Occidental has made no guarantee to us or anyone that it will support our efforts beyond the Occidental Investment and has not stated that it believes our business plan is likely to succeed.

Distribution Logistics

Along with crude oil supply, another of our investment criterion was whether the target has access to satisfactory distribution systems and markets for its finished products, including systems adequate to support growth of the facility. Kern distributes most of its products over truck and railcar loading racks located at its refinery, and has ample space to expand its loading facilities should the need arise. The board did consider the fact that, while Kern benefits from the ability to sell a large percentage of its products from its own terminal, Kern lacks access to products pipelines to distribute its products to other areas of California or other states due to a general lack of pipeline infrastructure in its region. However, the board of directors determined that this limitation was mitigated by other factors, including that the San Joaquin Valley, the area served by Kern’s terminal, is a net importer of petroleum products and demand for such products in this area exceeds the area’s refining capacity. In addition, demand for refined products in the San Joaquin Valley region is strong and growing, and Kern’s location is also between the significant refining centers in Los Angeles and the San Francisco Bay Area, which Kern can supply by truck from its existing facilities. Those factors, together with the fact that Kern produces California approved gasoline and diesel, give Kern an advantageous combination of location and product portfolio.

Regulatory Considerations

Our board believes that in the refining industry, the regulatory environment for a target was an important criterion to take into account in evaluating a target. Kern’s management team has strong relationships with state and local regulatory agencies and community leaders. Also, our management team, and the general counsel we intend to hire upon closing, have extensive experience working in California. Therefore, our board determined that the regulatory environment for the Acquisition is favorable, despite the fact that applicable laws and standards are significantly more stringent than in the rest of the United States, increasing certain operating costs for California-based refineries as compared to refineries located in other states.

Costs Associated With Effecting the Business Combination

Based on our corporate structure and the restrictions on its ability to utilize the proceeds of its IPO, our board believed an important criterion to consider was our ability to fund the costs of making and closing the Acquisition. The proposed Acquisition did not present any unusual costs and we believe we will be able to obtain the necessary funds to successfully complete the transaction, including payment of the purchase price for Kern and related transaction costs. In addition, as part of Occidental’s agreement to provide equity financing, Occidental agreed to provide up to $3 million to fund certain of our expenses through the closing of the transaction or a replacement transaction if required. To date, Occidental has advanced us $1.5 million to fund the escrow deposit we made upon signing of the Stock Purchase Agreement described above as well as $125,000 to cover the costs of a filing with the Federal Trade Commission under HSR.

Satisfaction of 80% Test

We are required to purchase a business or assets with a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions in connection with the IPO). Based on financial analyses presented by management to the board of directors in approving the transaction, which included a comparison of comparable transactions in the refining and marketing industry and a discounted cash flow analysis, our board of directors determined that the fair market value of Kern is in excess of 80% of the balance in the Trust Account. The board determined that the purchase price under the Stock Purchase Agreement, which amount was negotiated at arms-length, is fair to and in our best interests and the interests of our stockholders, and appropriately reflects Kern’s value. Our board of directors believes that because of the financial skills and background of several of its members, it was qualified to conclude that the Acquisition meets the 80% requirement.

In view of the positive assessment and other factors, our board concluded that the Acquisition satisfies the investment criterion for our initial business combination.

Stockholder Approval Of Initial Business Combination

Prior to the completion of the Acquisition or any other initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. At the same time, we will submit to our stockholders for approval a proposal to amend our second amended and restated certificate of incorporation to permit our continued corporate existence if the Acquisition or any other initial business combination is approved and consummated.  Please refer to our revised preliminary proxy statement filed on Schedule 14A as filed with the SEC on February 12, 2008 (File No. 001-33279) for a complete discussion of the proposals being submitted to our shareholders at the Special Meeting.

The quorum required to constitute this meeting, as for all meetings of our stockholders in accordance with our bylaws, is a majority of our issued and outstanding common stock (whether or not held by public stockholders). We will consummate the Acquisition or any other initial business combination only if the required number of shares is voted in favor of both the initial business combination and the amendment to extend our corporate life. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of the Acquisition or any other proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth above until January 30, 2009, the date upon which our dissolution will commence.

In connection with seeking stockholder approval of the Acquisition or any other initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of Kern or any other target business and audited historical financial statements of Kern or any other target business based on United States generally accepted accounting principles. The failure by public stockholders to vote their common shares in favor of or against the Acquisition or any other business combination, or a “non-vote” of such shares, will have no effect on the outcome of the vote on the transaction, unless such failure to vote results in the lack of a quorum, which will prevent the vote from being taken until a proper quorum could be constituted in accordance with our bylaws.  See “Shareholder Solicitation” below for a discussion on our proposed solicitation of shareholders to, among other things, approve the Acquisition at the Special Meeting.  See also “Conversion Rights” immediately below for a discussion of the conversion rights our public stockholders.

In connection with the stockholder vote required to approve the Acquisition or any other initial business combination, our founders have agreed to vote the initial founders’ shares in accordance with a majority of the shares of common stock voted by the public stockholders. Each of the holders of the founders’ securities and each of our officers and directors has also agreed that for shares of common stock acquired by it, he or she in or following the initial public offering, such acquirer will vote all such acquired shares in favor of our initial business combination. As a result, neither the holders of the founders’ securities nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she may have acquired prior to, in or after the initial public offering. We will proceed with the Acquisition or any other initial business combination only if a quorum is present at the stockholders’ meeting and, as required by our second amended and restated certificate of incorporation, a majority of the shares of common stock voted by the public stockholders in person or by proxy are voted in favor of the Acquisition or any other initial business combination and stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.

Under the terms of our second amended and restated certificate of incorporation, this provision may not be amended without the unanimous consent of our stockholders prior to consummation of the Acquisition or any other initial business combination. Even though the validity of unanimous consent provisions under Delaware law has not been settled, we believe we have an obligation to structure and consummate a business combination in which public stockholders holding less than 20% of the total shares outstanding may exercise their conversion rights and the business combination will still go forward. Neither we nor our board of directors will propose any amendment to this 20% threshold, or support, endorse or recommend any proposal that stockholders amend this threshold. Provided that a quorum is in attendance at the meeting, in person or by proxy, a failure by public stockholders to vote their common shares in favor of or against the Acquisition or any other initial business combination, or a “non-vote” of such shares, will have no effect on the outcome of the vote on the transaction.

In accordance with our bylaws, we will give our stockholders between 10 and 60 days’ notice of a stockholders’ meeting, or at least 20 days’ notice if our initial business combination transaction is structured as a merger, in accordance with Delaware law. Voting against the Acquisition or any other initial business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the Trust Account. In order for a shareholder to convert his or her shares, a stockholder must also exercise the conversion rights described below.

Conversion Rights

At the time we seek stockholder approval of our initial business combination, whether it be the Acquisition or an alternate initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the proposed business combination and the proposed business combination is approved and completed. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the Trust Account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest, which shall be paid from the Trust Account, and net of interest income of up to $3.25 million previously released to us to fund our working capital requirements), calculated as of two business days prior to the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The initial per-share conversion price was approximately $9.78, or $0.22 less than the per-unit offering price of $10.00. A public stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed initial business combination at a meeting held for that purpose, including the Special Meeting, but the request will not be granted unless the stockholder votes against the proposed initial business combination and the proposed initial business combination is approved and completed.

If stockholders vote against the proposed initial business combination, including the Acquisition, but do not properly exercise their conversion rights, such stockholders will not be able to convert their shares of common stock into cash at the conversion price. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. We anticipate that stockholders who validly elect conversion will receive the funds to which they are entitled promptly after completion of the Acquisition or any other initial business combination. Public stockholders who obtained their stock in the form of units and who subsequently convert their stock into their pro rata share of the Trust Account will continue to have the right to exercise the warrants that they received as part of the units. We will not complete the Acquisition or any other proposed initial business combination if public stockholders owning 20% or more of the shares sold in the initial public offering exercise their conversion rights.

The initial conversion price was approximately $9.78. As this amount was lower than the $10.00 per unit offering price and it may continue to be less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

If the Acquisition or an alternate initial business combination is not approved or completed for any reason, then public stockholders voting against the proposed initial business combination who sought to exercise their conversion rights will not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. Those public stockholders will be entitled to receive their pro rata share of the aggregate amount on deposit in the Trust Account only in the event that the proposed initial business combination they voted against was duly approved and subsequently completed, or in connection with our dissolution and liquidation.

Dissolution And Liquidation If No Business Combination

Our second amended and restated certificate of incorporation currently provides that we will continue in existence only until January 30, 2009. If we consummate the Acquisition or an alternate initial business combination prior to that date, we will amend this provision to permit our continued existence. If we have not completed the Acquisition or an alternate  initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Because of this provision in our second amended and restated certificate of incorporation, no resolution by our board of directors and no vote by our stockholders to approve our dissolution would be required for us to dissolve and liquidate. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state.

If we are unable to complete the Acquisition or an alternate business combination by January 30, 2009, we will automatically dissolve and as promptly as practicable thereafter adopt a plan of dissolution and distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders.

We expect that all costs and expenses associated with implementing our plan of dissolution and liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the $3.25 million in interest income on the balance of the Trust Account that was released to us to fund our working capital requirements. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution and liquidation, to the extent that there is any interest accrued in the Trust Account that is not required to pay income taxes on interest income earned on the Trust Account balance, we may request that the Trustee release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses. Should there be no such interest available or should those funds still not be sufficient, Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez agreed in a letter agreement executed in connection with our initial public offering to reimburse us for our out-of-pocket costs associated with our dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to the dissolution and liquidation.

Upon its receipt of notice from counsel that we have been dissolved, the  Trustee will commence liquidating the investments constituting the Trust Account and distribute the proceeds to our public stockholders. Each of our founders has waived their right to participate in any liquidation distribution with respect to any initial founders’ shares such founder holds. Additionally, if we do not complete the Acquisition or an alternate initial business combination and the Trustee must distribute the balance of the Trust Account, the underwriters have agreed to forfeit any rights or claims to their deferred underwriting discounts and commissions then in the Trust Account, and those funds will be included in the pro rata liquidation distribution to the public stockholders. There will be no distribution from the Trust Account with respect to any of our warrants, which will expire worthless if we are liquidated.

The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders, and therefore it cannot be assured that the actual per-share liquidation price will not be less than the pro rata conversion price. However, to the extent we have engaged with certain third parties, including Casey, Kern and Occidental, we have asked for and have obtained agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.  It is possible that such waiver agreements could be held unenforceable, and there is no guarantee that the third parties will not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them. In the case of such a challenge, we will be responsible for the cost associated with defending the validity of the challenged waiver agreement. If other third parties were to refuse to enter into such a waiver, we will enter into discussions with such other third parties only if our management determined that we could not obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed that they will be personally liable on a joint and several basis to the Company if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us, or by Kern or any other prospective target business. A “vendor” refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreements entered into by each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale or Mr. Rodriguez specifically provide for two exceptions to the personal indemnity each has given: none will have any personal liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As mentioned above, these individuals’ personal liability does not extend to claims of third parties who executed a legally enforceable waiver because we believe that acceptance by a company’s officers and directors of personal liability for claims against that company is an extraordinary measure and that it would be unfair to these officers and directors if they remained personally liable despite having taken such steps as are available to them, such as obtaining legally enforceable waivers, to prevent such claims. Based on the information in the director and officer questionnaires provided to us in connection with our initial public offering as well as representations as to their accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez is of substantial means and capable of funding his or her indemnity obligations, even though we have not asked any of them to reserve for such an eventuality. It cannot be assured, however, that they will be able to satisfy those obligations. If these individuals were to refuse to honor their obligations to indemnify us, our directors’ fiduciary duty under Delaware law to protect the Company’s interests and to act in the best interests of its stockholders will require them to take action, which may (but will not necessarily) include bringing a claim against these individuals to enforce the indemnity.

Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the Trust Account is dissolved and paid out to our public stockholders prior to satisfaction of the claims of all of our creditors, it is possible that our stockholders may be held liable for third parties’ claims against us to the extent of the distributions received by them.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, it cannot be assured that we will be able to return the full pro rata distribution to our public stockholders as referenced above.

A public stockholder will be entitled to receive funds from the Trust Account only in the event of our liquidation or if the stockholder converts its shares into cash after voting against the Acquisition or any other initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Prior to our completing the Acquisition or any other initial business combination or liquidating, we are permitted to have released from the Trust Account only (i) interest income to pay income taxes on interest income earned on the Trust Account balance, and (ii) interest income earned of up to $3.25 million to fund our working capital requirements.

Certificate Of Incorporation

Our second amended and restated certificate of incorporation sets forth certain provisions designed to provide certain rights and protections to our stockholders prior to the consummation of our initial business combination, including the Acquisition. For example:

▪
upon the consummation of our initial public offering, $240,124,168 comprising (i) $234,274,168 of the net proceeds of our initial public offering, including $7.37 million of deferred underwriting discounts and commissions and (ii) $5,850,000 of proceeds from the sale of the founders’ securities, shall be placed into the Trust Account;

▪	prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

▪
we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning less than 20% of the shares sold in our initial public offering validly exercise their conversion rights;

▪
if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price;

▪
if our initial business combination is not consummated by January 30, 2009, then our existence will terminate and we will distribute all amounts in the Trust Account on a pro rata basis to all of our public stockholders;

▪
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

▪
we may not consummate our initial business combination with a person or entity affiliated with any of our officers or directors or any of their respective affiliates nor with any of the underwriters or selling group members or their respective affiliates;

▪
prior to our initial business combination, we may not issue stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the common stock issued in our initial public offering on an initial business combination;

▪
our audit committee monitors compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

▪
the audit committee reviews and approves all payments made to our officers, directors and our and their affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Our second amended and restated certificate of incorporation requires that prior to the consummation of an initial business combination, such as the Acquisition, we obtain unanimous consent of the holders of all of the outstanding shares of our common stock to amend any of the foregoing provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and believe that our public stockholders have made an investment in our company relying, at least in part, on the enforceability of the rights and obligations set forth in these provisions including, without limitation, the expectation that these provisions cannot be amended without the unanimous consent of our stockholders, and neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of the Acquisition or an alternate initial business combination.

Shareholder Solicitation

In connection with the Acquisition, we plan to submit to the stockholders for approval at the Special Meeting the following proposals, all of which have been approved by the board of directors:

(1) the acquisition proposal—a proposal to approve the Acquisition;

(2) the Article Fourth amendment—to approve an amendment to our certificate of incorporation to delete Article Fourth from and after the closing of the Acquisition to permit our perpetual existence;

(3) the Article Sixth amendment—to approve an amendment to our certificate of incorporation to delete Article Sixth from and after the closing of the Acquisition, as this Article relates to our operation as a blank check company prior to consummation of a business combination, and will no longer be applicable after the Acquisition, and to make minor modifications to other provisions of the certificate of incorporation to reflect the deletion of Article Sixth;

(4) the name-change amendment—to approve an amendment to our second amended and restated certificate of incorporation, as amended, to which we refer as the “certificate of incorporation,” to change our name from “NTR Acquisition Co.” to “NTR Energy Co.”;

(5)  the Incentive Plan proposal—to approve the adoption of our 2008 Equity Incentive Plan; and

(6) the adjournment proposal—to approve a proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that, based upon the tabulated vote at the time of the special meeting, there are not sufficient votes to approve the Acquisition proposal and to approve the Article Fourth amendment.

Employees

As of December 31, 2007, we had three officers—Mario Rodriguez, our chief executive officer; William Hantke, our principal financial officer; and Henry Kuchta, our president and chief operating officer. Our three officers are our only employees and at this time they are not paid a salary nor do they receive benefits. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees prior to the consummation of the Acquisition or an alternate initial business combination.

We have extended offers of employment with us post-closing of the Acquisition to Rick Locke, Peter Terenzio, Don Lucey, Ed Jacoby and Jim Fedena, all of whom acted as our consultants in connection with the proposed Acquisition, though we have not agreed to any specific terms for such employment with any of these individuals. See “Search for Initial Business Combination” above for additional information on these individuals.

Available Information

Our Internet website is located at http://www.ntracq.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units, stocks or warrants.

Risks Associated With Our Business

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results, and we will not commence operations until we complete the Acquisition or an alternate initial business combination. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues from operations until, at the earliest, after completing the Acquisition or an alternate initial business combination. We cannot assure you as to when, or if, the Acquisition may be approved by our shareholders, or if an initial business combination will occur. If we expend all of the $500,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $3.25 million on the balance of the Trust Account that was released to us to fund our working capital requirements in negotiating the Acquisition and seeking to close an initial business combination generally, but fail to consummate the Acquisition or complete an alternate initial business combination, we may be forced to liquidate.

If we do not complete the Acquisition, we may not be able to consummate an initial business combination within the required time frame, in which case we will be forced to liquidate.

We must complete an initial business combination with a fair market value of at least 80% of the amount held in our Trust Account at the time of the initial business combination (excluding deferred underwriting discounts and commissions of $7.37 million) by January 30, 2009.  The Acquisition satisfies this criteria, but remains subject to approval by our stockholders at the Special Meeting.  If we fail to consummate the Acquisition or an alternate initial business combination within the required time frame, we will be forced to liquidate the Trust Account.  In addition, if we fail to consummate the Acquisition, our negotiating position and our ability to conduct adequate due diligence on an alternate potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we liquidate before consummating the Acquisition or concluding an alternate  initial business combination, our public stockholders will receive less than $10.00 per share from the  distribution of Trust Account funds and our warrants will expire worthless.

If we are unable to consummate the Acquisition or complete an alternate initial business combination and must therefore liquidate our assets, the per-share liquidation distribution will be less than $10.00 because of the expenses associated with our IPO, our general and administrative expenses and the costs incurred in seeking an initial business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination. For a more complete discussion of the effects on our stockholders if we are unable to consummate the Acquisition or complete an alternate initial business combination, please see “Business—Dissolution And Liquidation If No Business Combination” above.

An effective registration statement must be in place in order for a warrant holder to be able to exercise the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon exercise of the warrants. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and we intend to comply with our undertaking, we cannot assure you that we will be able to do so. Holders of warrants may not be able to exercise their warrants, the market for the warrants may be limited and the warrants may be deprived of any value if there is no registration statement in effect covering the shares of common stock issuable upon exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have a registration statement in effect or a current prospectus available relating to the common stock issuable upon exercise of the warrants, and holders’ only remedies in such event will be those available if we are found by a court of law to have breached our contractual obligation to them by failing to do so.

So long as the founders’ warrants are held by any of our founders or their permitted transferees, those warrants will be exercisable even if, at the time of exercise, a registration statement relating to the common stock issuable upon exercise of such warrants is not in effect or a related current prospectus is not available. As a result, so long as they are held by any of our founders or their permitted transferees, the restrictions applicable to the exercise of the founders’ warrants will not be the same as those applicable to the exercise of our public warrants. The holders of the warrants issued in our initial public offering will not be able to exercise those warrants unless we have a registration statement covering the shares issuable upon their exercise in effect and a related current prospectus available.

You will not be entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination, we may be deemed a “blank check” company under the United States securities laws. However, because upon consummation of our IPO we had net tangible assets in excess of $5,000,000, we are exempt from SEC rules that are designed to protect investors in blank check companies, such as Rule 419 under the Securities Act.  Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release to us of any interest earned on funds held in the Trust Account unless and until the funds in the Trust Account were released to us in connection with the Acquisition or consummation of an alternate initial business combination.

Under Delaware law, a court could invalidate the requirement that certain provisions of our second amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination, including the Acquisition. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

▪
upon the consummation of our IPO, $240,124,168 consisting of (i) $234,274,168 of the net proceeds of our initial public offering, including $7.37 million of deferred underwriting discounts and commissions and (ii) $5,850,000 of proceeds from the sale of the founders’ securities, was placed into the Trust Account;

▪	prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

▪
we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning less than 20% of the shares sold or currently issued (excluding founder, officers and directors) in the offering validly exercise their conversion rights;

▪
if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price;

▪
if our initial business combination is not consummated by January 30, 2009, then our existence will terminate and we will distribute all amounts in the Trust Account on a pro rata basis to all of our public stockholders;

▪
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

▪
we may not consummate our initial business combination with a person or entity affiliated with any of our officers or directors or any of their respective affiliates nor with any of the underwriters or selling group members or their respective affiliates;

▪
prior to our initial business combination, we may not issue stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the common stock sold in the initial public offering on a business combination;

▪
our audit committee monitors compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

▪
the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Our second amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination, including the Acquisition, we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions, including the requirement that public stockholders owning less than 20% of the shares sold in our IPO exercise their conversion rights in order for us to consummate the Acquisition or an alternate initial business combination, as obligations to our stockholders, and neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of the Acquisition or an alternate initial business combination.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although prior to the completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage ) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  However, to the extent we have engaged with certain third parties, we have asked for and have obtained such waiver agreements at this time, including from Kern and Casey.  It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them. In the case of such a challenge, we will be responsible for the cost associated with defending the validity of the challenged waiver agreement. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds held in trust could be subject to claims that will take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than the pro rata per share liquidation price.

Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed that they will be personally liable on a joint and several basis to the Company if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target. However, the agreements entered into by each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez specifically provide for two exceptions to the personal indemnity each has given: none will have any personal liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. These individuals’ personal liability does not extend to claims of third parties who executed a legally enforceable waiver because we believe that acceptance by a company’s officers and directors of personal liability for claims against that company is an extraordinary measure and that it would be unfair to these officers and directors if they remained personally liable despite having taken such steps as are available to them, such as obtaining legally enforceable waivers, to prevent such claims from arising against that company. Based on the information in the director and officer questionnaires provided to us in connection with our initial public offering as well as representations as to their accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that each of Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez is of substantial means and capable of funding his or her indemnity obligations, even though we have not asked any of them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you that we will be able to return the full pro rata distribution to our public stockholders.

Our stockholders may be held liable for third parties’ claims against us to the extent of distributions received by them following our dissolution.

Our second amended and restated certificate of incorporation provides that we will continue in existence only until January 30, 2009. If we consummate the Acquisition or an alternate initial business combination prior to that date, we will amend this provision to permit our continued existence. If we have not completed the Acquisition or an alternate initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those stockholders in a dissolution. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of stockholders with respect to any claim against the corporation is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to stockholders, any liability of stockholders would be barred after the third anniversary of the dissolution. While we intend to adopt a plan of dissolution and distribution making reasonable provision for claims against the company in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the Trust Account to our public stockholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our stockholders may have could extend beyond the third anniversary of our dissolution. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of dissolution and distribution will suffice. If such reserves are insufficient, stockholders who receive liquidation distributions may subsequently be held liable for claims by creditors of the Company to the extent of such distributions.

We will depend on the limited funds available outside of the Trust Account and a portion of the interest earned on the Trust Account balance to fund (i) the completion of the Acquisition or (ii) our search for an alternate target business or businesses if we fail to consummate the Acquisition.

Of the net proceeds of our initial public offering, $500,000 was available to us initially outside the Trust Account to fund our working capital requirements.  As of December 31, 2007, there was $1,658,019 available to us outside the Trust Account. We may also access funds under the Occidental Investment.  See “Occidental Investment” above.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive alternate  initial business combination if we fail to consummate the Acquisition.

If we do not consummate the Acquisition, we will encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, other blank check companies and operating businesses in the energy or other industries competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire should we fail to consummate the Acquisition, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

▪	our obligation to seek stockholder approval of a business combination may materially delay the consummation of a transaction;

▪
our obligation to convert into cash up to 20% of the shares of common stock held by public stockholders less one share in certain instances may materially reduce the resources available for a business combination; and

▪	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating an alternate initial business combination. If the Acquisition is not consummated, we cannot assure you that we will be able to successfully compete for an attractive alternate initial business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate an alternate initial business combination within the required time period. If we are unable to find a suitable alternate target business within the required time periods, we will be forced to liquidate.

We face significant competition from numerous companies with a business plan similar to ours seeking to effectuate a business combination.

There are numerous other blank check companies like ours that have recently completed initial public offerings and numerous others that have filed registration statements with the SEC seeking to go public. On the basis of publicly available information, we believe that, of these companies, only a limited number have consummated a business combination. Accordingly, there are a significant number of blank check companies similar to ours that are seeking to carry out a business plan similar to our business plan. While, like us, some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately held companies to combine with companies such as ours. Further, the fact that only a limited number of such companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. If the Acquisition is not consummated, we cannot assure you that we will be able to successfully compete for an attractive alternate initial business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination by January 30, 2009. If we are unable to consummate the Acquisition and unable to find a suitable alternate target business by that date, we will be forced to liquidate.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the funds available to us, including through the IPO, the Occidental Investment and other sources of financing, are sufficient to allow us to consummate the Acquisition or, if necessary, locate an alternate initial business combination. However, we cannot assure you that we will be able to complete the Acquisition or an alternate initial business combination or that we will have sufficient capital with which to complete the Acquisition or combination with an alternate  target business.  We will be required to seek additional financing if the net proceeds of our initial public offering and the funds available to us under the Occidental Investment are not sufficient to close the Acquisition or facilitate an alternate initial business combination because:

▪	of the size of the target business;

▪
the initial public offering proceeds not in trust and funds available to us from interest earned on the Trust Account balance are insufficient to fund our search for and negotiations with a target business; or

▪	we must convert into cash a significant number of shares of common stock owned by public stockholders who elect to exercise their conversion rights and vote against the proposed business combination.

In addition, we cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we will be compelled to restructure or abandon it and seek an alternative target business.

In addition, it is possible that we could use a portion of the funds not in the Trust Account (including amounts we borrow, if any) to make a deposit (as in the case of the proposed Acquisition), down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event that we are ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses.

Even if we do not need additional financing to consummate an initial business combination, including the Acquisition, we may require additional capital—in the form of debt, equity, or a combination of both—to operate, grow or complete an upgrade of any potential refinery we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

We may issue capital stock or convertible debt securities to complete our initial business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of December 31, 2007, there are 163,192,795 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founders’ warrants), and all of the shares of preferred stock available for issuance.  We were formed to acquire a business through merger, capital stock exchange, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

▪	may significantly reduce the equity interest of our current stockholders;

▪	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

▪
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and may result in the resignation or removal of our officers and directors; and

▪	may adversely affect the then-prevailing market price for our common stock.

Upon closing of the Acquisition, pursuant to the Series A Purchase Agreement, we are committed to issue to Occidental shares of our Convertible Stock for aggregate consideration of $35 million, plus the amount of any advances  to us of up to $3 million under a promissory note.  As of January 3, 2008, Occidental had advanced us a total of $1,625,000.  See “Occidental Investment” for additional information.

If we issue debt securities to acquire or finance a target business, our liquidity may be adversely affected and the combined business may face significant interest expense.

As discussed above in connection with the potential debt financing of the Acquisition, we may elect to enter into an initial business combination that requires us to issue debt securities as part of the purchase price for the target business. In addition, the energy industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital. If we issue debt securities, such issuances may result in an increase in interest expense for the post-combination business and may adversely affect our liquidity in the event of:

▪	a default and foreclosure on our assets if our operating cash flow after an initial business combination were insufficient to pay principal and interest obligations on our debt;

▪
an acceleration of our obligations to repay the indebtedness, which could occur even if we are then current in our debt service obligations if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

▪	a required immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; or

▪	our inability to obtain any additional financing, if necessary, if the debt securities contain covenants restricting our ability to incur indebtedness.

Our founders may influence certain actions requiring a stockholder vote.

Our officers and directors collectively own 19.6% of our issued and outstanding shares of common stock. Each of our founders has agreed, in connection with the stockholder vote required to approve our initial business combination, to vote any initial founders’ shares such founder holds in accordance with a majority of the shares of common stock voted by the public stockholders, and each has agreed that for additional shares of common stock acquired during or following our initial public offering, it will vote all such acquired shares in favor of our initial business combination. Accordingly, shares of common stock owned by our founders will not have the same voting or conversion rights as those held by our public stockholders with respect to a potential business combination, and none of our founders will be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders who vote in connection with our initial business combination.

In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We do not plan to hold an annual meeting of stockholders to elect new directors until consummation of our initial business combination.  Therefore, all of the current directors will continue in office at least until after the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders will have considerable influence on the outcome of that election. Accordingly, our founders will continue to exert control at least until the consummation of the initial business combination. None of our founders is prohibited from purchasing our common stock in the aftermarket. If they do so, they will have a greater influence on the vote taken in connection with our initial business combination.

Some of our current officers and directors may resign upon consummation the Acquisition or an alternate initial business combination.

Our ability to consummate the Acquisition or to effect an alternate initial business combination successfully will be largely dependent upon the efforts of our officers and directors. However, while it is possible that some of our officers and directors will remain associated with us in various capacities following our initial business combination, some of them may resign and some or all of the management of the target business may remain in place.

If we fail to consummate the Acquisition, we may have only limited ability to evaluate the management of an alternate target business.

If the Acquisition is not effected, we may have only limited ability to evaluate the management of an alternate target business. Although we intend to closely scrutinize the management, and we believe we have done so for the Acquisition, of an alternate target business in connection with evaluating the desirability of effecting an alternate initial business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

If we fail to consummate the Acquisition, we may seek to effect an alternate initial business combination with one or more privately held companies, as in the case of the Acquisition, which may present certain challenges to us, including the lack of available information about these companies.

In pursuing an alternate target business, if necessary, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

Our officers and directors are or may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Although our officers and directors have entered into non-compete agreements with us, they may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. None of our officers or directors are obligated to expend a specific number of hours per week or month on our affairs. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for us as well as the other entities with which they are or may be affiliated. Due to these existing or future affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, our officers or directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our officers and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Directors and Executive Officers” below. We cannot assure you that these conflicts will be resolved in our favor.

We have expended considerable resources in researching the viability of the Acquisition, which may not be consummated, and this could materially and adversely affect subsequent attempts to effect our initial business combination.

As discussed above, the investigation of each specific target business, including Kern, and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments including, but not limited to the Stock Purchase Agreement and the Occidental Investment, required substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, including the Acquisition, the costs incurred up to that point for the proposed transaction likely will not be recoverable. Furthermore, we may fail to consummate the Acquisition for any number of reasons, including reasons beyond our control, such as that 20% or more of our public stockholders vote against it at the Special Meeting and opt to convert their stock into a pro rata share of the Trust Account even if a majority of our stockholders approve the Acquisition. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an alternate initial business combination.

Because the shares of common stock owned by our founders will not participate in liquidation distributions by us, our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Each holder of initial founders’ shares has waived the right to receive distributions with respect to the shares they acquired before the initial public offering upon our liquidation if we fail to complete a business combination. Those shares of common stock and all of the founders’ warrants will therefore be worthless if we do not consummate the Acquisition or an alternate initial business combination. Because our directors directly or indirectly have an ownership interest in all of the outstanding founders’ securities, their personal and financial interests may influence the identification and selection of an alternate target business should we fail to consummate the Acquisition, and may affect how or when we complete an alternate initial business combination. Should we fail to consummate the Acquisition, the exercise of discretion by our officers and directors in identifying and selecting one or more suitable alternate target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Unless we consummate the Acquisition or an alternate initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account and the amount of interest income from the Trust Account up to a maximum of $3.25 million that was released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations until January 30, 2009 and consummate our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses.  If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

We will most likely complete only one business combination with the proceeds of our initial public offering, meaning our operations will depend solely on a single business.

Our initial business combination must involve a target business or businesses with a fair market value of at least 80% of the amount held in our Trust Account at the time of such business combination (excluding deferred underwriting discounts and commissions).  Our board of directors determined that the Acquisition satisfies this criteria.  We will most likely initially not be able to acquire a target business in addition to Kern because of various factors, including the existence of complex issues, including the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the amount held in our Trust Account (excluding deferred underwriting discounts and commissions).  Accordingly, the prospects for our success may depend solely on the performance of a single business.  If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of Kern, or an alternate target business in the event the Acquisition fails to be consummated, we may be required subsequently to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of possible target businesses. We performed such due diligence in connection with the Acquisition.  However, if our due diligence of Kern failed to uncover certain matters, or if the Acquisition is not consummated, then further intensive due diligence of an alternate target business will be time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we are required to conduct extensive due diligence on an alternate target business in the event the Acquisition does not close, we cannot assure you that this diligence will uncover all material issues relating to a particular alternate target business, or that factors outside of the alternate target business and outside of our control will not later arise. If our diligence fails to identify issues specific to an alternate target business or the environment in which the alternate target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by an alternate target business or by virtue of our obtaining post-combination debt financing.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect our initial business combination.

We have issued warrants to purchase 24,557,205 shares of common stock as part of the units offered in our initial public offering (including the over allotment) and the founders’ warrants to purchase 5,850,000 shares of common stock.  If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to the holders of the founders’ securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Each holder of founders’ securities is entitled to make a demand that we register the resale of the initial founders’ shares, the founders’ warrants and the shares of common stock issuable upon exercise of the founders’ warrants, as applicable. The registration rights will be exercisable with respect to the initial founders’ shares at any time after the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the warrants and the underlying shares of common stock after the warrants become exercisable by their terms. We will bear the cost of registering these securities. If these registration rights are exercised in full, there will be an additional 6,000,000 shares of common stock and up to 5,850,000 shares of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the founders’ securities are registered.

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

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

▪	register as an investment company;

▪	adopt a specific form of corporate structure; and

▪	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act. In this regard, our agreement with the Trustee states that proceeds in the Trust Account will be invested only in “government securities” and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses and could make our initial business combination more difficult to complete.

The loss of key officers could adversely affect us.

We are dependent upon a relatively small group of key officers and, in particular, upon our chief executive officer, our principal financial officer and our chief operating officer. We believe that our success depends on the continued service of our key officers, at least until we have consummated the Acquisition or an alternate initial business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment agreements with any of our current officers. The unexpected loss of the services of one or more of these officers could have a detrimental effect on us.

The American Stock Exchange may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination, depending on the nature of the transaction.  We cannot assure you that we would be able to meet those initial listing requirements at that time.  If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

▪	a limited availability for market quotations for our securities;

▪	reduced liquidity with respect to our securities;

▪
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

▪	limited amount of news and analyst coverage for our company; and

▪	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

The determination of the offering price of our units was arbitrary.

Prior to the initial public offering, there was no public market for any of our securities. Accordingly, the public offering price of the units, the terms of the warrants, the aggregate proceeds we raised and the amount placed in the Trust Account were the results of a negotiation between the underwriters and us.  In addition, if we fail to consummate the Acquisition, management’s assessment of the financial requirements necessary to complete an alternate initial business combination may prove to be inaccurate, in which case we may not have sufficient funds to consummate an alternate initial business combination and we would be forced to either find additional financing or liquidate, or we may have too great an amount in the Trust Account to identify a prospect having a fair market value of at least 80% of the amount held in our Trust Account.

If we acquire a target business with operations located outside the Unites States, we may encounter risks specific to other countries in which such target business operates.

If we do not consummate the Acquisition and if we subsequently acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following our initial business combination. The additional risks we may be exposed to in these cases include, but are not limited to:

▪	tariffs and trade barriers;

▪	regulations related to customs and import/export matters;

▪	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

▪	cultural and language differences;

▪	foreign exchange controls;

▪	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

▪	deterioration of political relations with the United States; and

▪	new or more extensive environmental regulation.

Risks Relating to Our Business and Operations Following the Acquisition of Kern

As described above, on November 2, 2007 we signed the Stock Purchase Agreement for the acquisition of Kern.  The following Risk Factors are applicable if the Acquisition is consummated and may apply to other alternate target businesses if we do not complete the Acquisition.

The price volatility of crude oil, other feedstocks and refined products depends upon many factors that are beyond our control and could adversely affect our profitability.

Kern’s earnings, profitability and cash flows depend primarily on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which it is able to sell refined products. In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially and refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including:

•	changes in global and local economic conditions;

•	the demand for fuel products, especially in the United States, China and India;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;

•	worldwide political conditions, armed conflicts or terrorist attacks, particularly in significant oil-producing regions such as the Middle East, West Africa and Venezuela;

•	the level of foreign and domestic production of crude oil and refined products, as well as the level of operations at refineries in Kern’s service areas;

•
the volume of crude oil, feedstocks and refined products imported into the U.S., which can be affected by accidents, interruptions in transportation, inclement weather, government regulations or other events affecting producers and suppliers;

•	government regulations, including changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	utilization rates at U.S. refineries;

•	pricing and other actions taken by competitors that impact the market;

•	availability of crude oil, feedstock and product pipeline capacity or alternative means of transportation;

•
local factors, including market conditions, weather conditions, accidents or other events that can cause unscheduled shutdowns or otherwise adversely affect our facilities or those of our suppliers or customers; and

•	the development, pricing and availability of alternative and competing fuel.

Furthermore, although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on Kern’s results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on Kern’s earnings, results of operations and cash flows.

These factors and the volatility of the energy markets may have a negative effect on Kern’s results of operations and financial condition to the extent that the margin between refined product prices and feedstock prices narrows.

The price volatility of natural gas may have a negative effect on our earnings, profitability and cash flows.

The volatility in the cost of natural gas used by Kern’s refinery, including the cogeneration unit, affects Kern’s net income and cash flows. Natural gas prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. For example, Kern’s cost of natural gas ranged between $3.98 and $11.54 per million British thermal units, or MMBTU, in fiscal years 2006 and 2005, respectively. Future increases in natural gas prices may have a negative effect on our earnings, profitability and cash flows.

Completion of the Acquisition could result in disruptions in Kern’s business, loss of customers or contracts or other adverse effects.

The completion of the Acquisition may cause disruptions in Kern’s business, including potential loss of customers, suppliers and other business partners, particularly those whose contracts with Kern permit them to terminate the agreements in connection with a change of control or with little notice. Any such partners could also seek to renegotiate the terms of their contracts with Kern in a manner adverse to us. The loss of customers, suppliers and other business partners or adverse changes in the terms of our agreements with them could have a material adverse effect on our post-Acquisition business, operations and consolidated financial results.

We may not be able to implement our capital improvement projects at Kern in accordance with our expectations, and these facilities may not provide the anticipated benefits.

We expect to expand and upgrade Kern’s facilities following the Acquisition, including through the addition of a transmix splitter, an isomerization unit, a hydrocracker and a coker. The installation of significant units such as these involves significant time and expense, and involves significant risks and uncertainties, including:

•	the new units may not perform at expected levels;

•	the yield and product quality may differ from design;

•	any redesign or modification of the equipment required to correct performance of the units could require facility shutdowns until the equipment has been redesigned or modified; and

•	we may not be able to obtain permits with conditions acceptable to us that enable us to pursue the projects based on our anticipated scope and budget.

The occurrence of any of these events could lead to lower revenues or higher costs or otherwise have a negative impact on Kern’s future results of operations and financial condition following the Acquisition.

Our profitability may be limited if we experience cost overruns on our planned capital improvement projects.

We believe that the capital investments we will need to make in order to implement our business plan regarding Kern will be approximately $540 million. However, the actual cost may be higher depending on various factors, including construction costs, changes in prices of raw material inputs and availability of qualified construction personnel. If we have underestimated the capital investments that will be required to expand and upgrade Kern’s facilities in accordance with our plans, or otherwise experience cost overruns on any construction project we undertake in connection with Kern, our indebtedness levels, cash flows and results of operations could be negatively affected.

Following the completion of the planned capital projects at Kern, our profitability will depend, in part, on light/heavy crude oil price differentials. A decrease in these spreads could negatively affect our profitability.

After we complete the capital projects described under “Business of Kern—Post-Acquisition Business Plans,” such description which can be found in our revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279), our business plan for Kern will be based primarily on capturing the cost advantages of heavy crude oil, which is generally cheaper relative to light crude oil as a raw material to manufacture refined products because of the greater complexity of the processes required to refine heavy crude. A tightening of these spreads could make these capital projects less economic and negatively affect our expected profitability following their completion.

Significant declines in the price of crude oil may disrupt the supply of heavy crude oil and cause a narrowing of the price differentials between heavy crude oil and light crude oil.

Heavy crude oil is generally costlier to extract and process than light crude oil. Significant declines in the overall price of crude oil could disrupt the supply of certain heavy crude oils should the price declines be large enough that continuing to produce those heavy crude oils becomes unprofitable. In addition, any resulting scarcity of supply of certain types of heavy crudes could cause light/heavy differentials to narrow. Following implementation of our planned capital projects for Kern, such a disruption could negatively affect our business.

Our ability to grow Kern’s business may be limited if we cannot secure an engineering, procurement and construction (“EPC”) contractor to perform the planned projects.

Our ability to grow Kern’s business will be linked to our ability to successfully implement the capital projects described under “Business of Kern—Post-Acquisition Business Plans,” such description which can be found in our revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279). In order to implement these projects, we expect to hire an EPC contractor. We have engaged Foster Wheeler USA Corporation for early stage engineering work but have not yet engaged them as an EPC contractor. Due to a recent surge in construction projects across the energy industry, we may experience difficulties in securing Foster Wheeler USA Corporation or another EPC contractor in a timely fashion to execute our proposed projects. If we are unable to contract an EPC contractor to effect the projects in a timely fashion, Kern’s profitability could be negatively affected.

Our profitability may be limited if we cannot obtain necessary permits and authorizations to modify Kern’s facilities.

We intend to upgrade and add new units to Kern’s refinery, among other things to process a heavier crude oil and to yield lighter, higher-margin products in order to increase Kern’s profitability. If we are unable to obtain the necessary permits and authorizations to effect these upgrades and additions, or if the costs of making changes to or obtaining these permits or authorizations exceed our estimates, our ability to increase Kern’s profitability could be negatively affected.

Because Kern purchases a significant quantity of its crude oil from a single supplier, our inability to maintain this supply relationship following the Acquisition, or maintain it on favorable terms, could have a material adverse effect on our business and operations.

Kern currently purchases approximately 50% of its crude oil from a single supplier under a 10-year purchase contract expiring in 2011. Terms of the purchase contract provide for purchases at market related prices, with annual renegotiation of specific price provisions. Our inability to maintain the purchase contract on favorable terms following the Acquisition could have a material adverse effect on our business and operations. Furthermore, if this supplier were unable to or unwilling to deliver a significant portion of the crude oil for which we have contracted, we would have to find alternate suppliers. We cannot assure you that we would be able to do so on favorable terms, if at all.

Kern’s operations are concentrated in a single location; if access to the pipelines on which Kern relies for the supply of feedstock is interrupted, our costs may increase, and our profitability may be adversely affected.

All of Kern’s refinery activities are conducted at its facility in Bakersfield, California. In addition, Kern obtains a substantial portion of its crude oil supply through its owned 18-mile crude receipt pipeline. Any prolonged disruption to the operations of Kern’s refinery or the 18-mile pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. If this or one of the feeder pipelines on which Kern relies for supply of crude oil becomes temporarily or permanently inoperative because of accidents, natural disasters, governmental regulation, terrorism, other third-party action or other events beyond our control, we would be required to obtain crude oil for our refinery through an alternative pipeline, if any, or from additional tanker trucks, which could increase our costs and result in lower production levels and profitability.

Intense competition in the refining and marketing industry may lead to lower profitability than we expect to achieve following the Acquisition.

There is intense competition in the energy industry, including in the petroleum refining, distribution, marketing and related industries. Refiners face competition in obtaining crude oil and other feedstocks and in selling the refined products they produce. Kern’s competitors include large and fully integrated companies operating on a national and international basis that, among other things, can produce their own feedstocks, have their own retail systems and have a larger capitalization and greater financial and other resources. These factors may allow these competitors to better withstand volatile market conditions, compete more effectively on the basis of price and obtain crude oil and other feedstocks more readily in times of shortage.

In addition, Kern competes with companies in other industries that provide alternative sources of energy and fuel. There are significant governmental and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for Kern’s products and its profitability will be.

Changes in our or Kern’s credit profile may affect Kern’s relationship with its suppliers, which could have a material adverse effect on Kern’s liquidity.

Changes in Kern’s or our credit profile may affect the way crude oil suppliers view Kern’s ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of Kern’s feedstock purchases, a change in payment terms may have a material adverse effect on Kern’s liquidity and Kern’s ability to make payments to its suppliers.

Since Kern’s refinery currently consists of only one crude distillation unit and other processing units, unscheduled maintenance at Kern’s refinery could reduce revenues.

Kern’s refinery currently consists of one crude distillation unit and other processing units. If Kern’s sole crude processing facility or one or more of the other units require unscheduled downtime for unanticipated maintenance or repairs, Kern’s ability to produce refined products could be materially reduced, which would reduce revenues during the period of time that any of the units is not operating.

Following the Acquisition, we will be a holding company and depend upon Kern for our cash flow.

Following the Acquisition, Kern will be our subsidiary and Kern will conduct all of its operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or to pay dividends or make other distributions in the future will depend upon the cash flow of Kern and the payment of funds by Kern to us in the form of dividends, tax sharing payments or otherwise. The ability of Kern to make any payments to us will depend on its earnings, the terms of its indebtedness, tax considerations and legal restrictions. Furthermore, we expect that distributions that we receive from Kern will be primarily reinvested in our business rather than distributed to our stockholders.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We anticipate that we will continue to grow in part through acquisitions of businesses or assets in the energy industry. We continue to assess potential acquisitions on an ongoing basis and expect to pursue acquisition opportunities in the future, some of which could be significant. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities or in consummating acquisitions on acceptable terms. Also, we may not be able to generate sufficient cash flow, issue additional equity, or borrow sufficient funds to finance acquisitions we wish to make. The pursuit of additional acquisitions may expose us to business and financial risks that include, but are not limited to:

•
diversion of our management’s attention, as pursuing opportunities and integrating the operations, assets and employees of any acquired businesses may require a substantial amount of our management’s time;

•	failing to retain or integrate personnel or customers of any acquired businesses;

•
incurring costs associated with pursuing opportunities that may not be consummated, and incurring expenses associated with any successful acquisition, including transaction costs and other non-recurring acquisition-related charges, integration costs and subsequent capital expenditures;

•	incurring significant indebtedness to finance any acquisitions;

•	the inability to achieve operating and financial synergies anticipated to result from the acquisitions; and

•
depreciation of any acquired tangible assets and the amortization or write-off of acquired goodwill and other intangible assets, which would negatively affect reported earnings following any acquisition.

We cannot assure you that we will be successful in finding and effecting additional acquisitions or in integrating acquired businesses or assets into our business following closing of the Acquisition. The failure to find and effect new acquisitions or to successfully integrate any acquired businesses could have a material adverse effect on our growth potential and future earnings.

We may experience difficulties in marketing some of our refined products if we encounter difficulties in financing, producing, delivering or finding customers for our refined products.

Our ability to market the refined products Kern produces may depend on:

•	obtaining the financing necessary to process our feedstock, such as crude oil, to the point where production is suitable for sale;

•	any negative development regarding the availability, adequacy or cost-effectiveness of Kern’s facilities for the delivery of refined products to its customers;

•	the quantity and quality of the refined products we produce; and

•	the continued availability of viable purchasers willing to buy our refined products.

We may have environmental liabilities as a result of our ownership or operation of contaminated properties or relating to exposure to hazardous or toxic materials.

We could be subject to claims and may incur costs arising out of human exposure to hazardous or toxic substances relating to our operations, our properties, our buildings or to the sale, distribution or disposal of any products containing any hazardous or toxic substances and produced in connection with our business. Kern currently has outstanding certain lawsuits of this nature as described in “Business of Kern—Legal Proceedings,” such description which can be found in our revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279).

Properties or facilities owned, leased or operated in conjunction with the refining industry may be contaminated due to energy or other historical industrial uses at or near the property. Regulators may impose clean-up obligations if contamination is identified on a property, and third parties or regulators may make claims against owners or operators of properties for personal injuries, property damage or natural resource damage associated with releases of hazardous or toxic substances. Certain environmental laws hold current and previous owners or operators of real property liable for the costs of cleaning up contamination regardless of whether they knew of or were responsible for the contamination. These environmental laws also may impose liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is or was ever owned or operated by such person. Kern is currently subject to a Cleanup and Abatement Order from the California Regional Water Quality Control Board for soil and groundwater contamination. We expect Kern to continue work under this order for the foreseeable future. See “Business of Kern—Environmental Matters,” such description which can be found in our revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279).

Finally, it is possible that Kern may have historical liabilities relating to previous operations or the previous ownership of real property. As a result, we may ultimately have liability for environmental matters that do not relate to our business.

We will be subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations will be subject to federal, state and local laws and regulations pertaining to the environment, including air emissions, potential releases into soil and groundwater, wastewater discharges, waste disposal and compliance with fuel specifications. Under various environmental laws, an owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial.

Our operations will also be subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues.

These proceedings and investigations could result in substantial costs to us, divert our management’s attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined that we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific operating facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

Furthermore, Kern’s facilities operate under a number of federal, state and local permits, licenses and approvals with limits, terms and conditions containing a significant number of prescriptive and performance standards in order to operate. Kern’s facilities are also required to meet compliance with prescriptive and performance standards specific to refining and chemical facilities as well as to general manufacturing facilities. All of these permits, licenses and standards require a significant amount of monitoring, record keeping and reporting requirements in order to demonstrate compliance with the underlying permit, license or standard. Inspections by federal and state governmental agencies may uncover incomplete or unknown documentation of compliance status that may result in the imposition of fines, penalties and injunctive relief that could have a material adverse effect on our ability to operate Kern’s facilities following the Acquisition. Additionally, due to the nature of our manufacturing processes there may be times when Kern is unable to meet the standards and terms and conditions of these permits, licenses and standards that may not receive enforcement discretion from the governmental agencies, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on Kern’s ability to operate its facilities and accordingly its financial performance.

Operating hazards inherent in refining oil may expose us to potentially significant losses, costs or liabilities.

Kern’s operations are subject to all of the hazards and operating risks inherent in refining oil and in transporting and storing crude oil, intermediate products and refined products. These significant hazards and risks include, but are not limited to, the following:

•	fires, explosions;

•	natural disasters;

•	environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases;

•	third-party interference;

•	disruptions of natural gas deliveries; and

•	mechanical failure of equipment at our refinery or third-party facilities.

The occurrence of any of the foregoing could result in production and distribution difficulties and disruptions, severe damage to or destruction of property, natural resources and equipment, personal injury or wrongful death claims, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations, and other damage to our property and the property of others. There is also risk of mechanical failure and equipment shutdowns both in the ordinary course of operations and following unforeseen events.

If we experience a catastrophic loss and our insurance is not adequate to cover such loss or if our insurers fail to pay significant claims, it could have a material adverse effect on our profitability and operations.

Kern’s refining and other facilities could be affected by a number of risks, including mechanical failure, personal injury, loss or damage, business interruption due to disruption of supply, hostilities, labor strikes, adverse weather conditions and catastrophic disasters, including environmental accidents. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. In accordance with customary industry practice, Kern maintains insurance against some, but not all, of these risks and we intend to maintain Kern’s current insurance policies following the Acquisition. However, we cannot assure you that any particular claim will be paid out of our insurance or that any insurance will be adequate to cover any losses or liabilities. Our insurers will also require us to pay certain deductible amounts before they will pay claims and insurance policies will contain limitations and exclusions, which may increase our costs and lower our profitability.

Furthermore, the refining industry is generally highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry participants and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, during 2005, hurricanes Katrina and Rita caused significant damage to several refineries along the U.S. Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large claims, insurance companies that have historically participated in underwriting energy related facilities could discontinue that practice, or demand significantly higher premiums or deductibles to cover these facilities. Due to such industry-wide reasons beyond our control, we cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase. If Kern is unable to obtain and maintain adequate insurance at reasonable cost, it may need to significantly increase its retained exposures.

Additionally, any changes to environmental and other regulations or changes in the insurance market may also result in increased costs for, or decreased availability of, insurance we would currently anticipate purchasing against the risks of environmental damage, pollution and other claims for damages that may be asserted against us.

Terrorist attacks and threats or actual war may negatively impact our business.

Kern’s business is affected by global economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as actual or threatened terrorist attacks and acts of war. Terrorist attacks, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting Kern’s suppliers or its customers or energy markets in general, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to Kern, delays in Kern’s delivery of refined products, decreased sales of its refined products and extension of time for payment of accounts receivable from its customers. Strategic targets such as energy-related assets (which could include refineries such as Kern’s) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could significantly impact energy prices, including prices for Kern’s crude oil supply and its refined products, and have a material adverse impact on the margins from our refining and wholesale marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.

Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

If we lose any of our key management or operating personnel, we may be unable to effectively manage our business or continue our growth.

Our future performance may depend to a significant degree upon the continued contributions of key members of our senior management team and key management and operating personnel at Kern’s refinery. The loss or unavailability to us of any of these senior managers or employees could negatively affect our ability to operate Kern and pursue our business strategy. We are facing increasing competition for these professionals from competitors, customers and other companies operating in our industry. If the services of any of these senior managers and key operating personnel become unavailable to us for any reason, we would be required to hire other personnel to manage, operate and grow our business. We may not be able to locate or employ such qualified personnel.

Kern has historically engaged in hedging transactions in an attempt to mitigate exposure to price fluctuations in crude oil and refined products, but we do not intend to do so following closing of the Acquisition.

Kern has historically entered periodically into futures contracts to manage its exposure to crude oil and refined product price fluctuations through the use of NYMEX futures contracts. The contracts are marked to market value and gains and losses are recognized currently in cost of products sold.

Following the proposed Acquisition, we do not expect to continue to hedge our exposure to these fluctuations and any resulting volatility in our earnings and cash flows may have a negative effect on our revenues, profitability and overall financial performance, especially in times of high price fluctuations in crude oil and refined products.

Risks Related to the Acquisition

We will require additional financing to consummate the Acquisition and to finance working capital after the Acquisition, including because of the potential exercise of conversion rights by our public stockholders.

We do not expect the amounts in the Trust Account and any other cash or cash equivalents we have on hand plus the up to $38 million in proceeds from the Occidental Investment to be sufficient to pay the $286.5 million purchase price due at closing of the Acquisition, together with any amounts payable concurrently to Casey for working capital and inventory adjustments, which Casey has estimated at $35 million. Assets held in the Trust Account will be available to fund the purchase price after deduction of any amounts to be paid at closing to public stockholders who validly exercise their conversion rights and of the $7.4 million in deferred underwriting discounts in commissions to be paid to the underwriter of our IPO. Based on the approximately $243.8 million of assets held in the Trust Account as of December 31, 2007, without taking into account any interest accrued or taxes that may be payable after that date, if public stockholders holding the maximum amount of 4,911,440 public shares that may be voted against the transaction and converted into cash duly exercise their conversion rights, we would have only $194.5 million left in the Trust Account with which to fund the Acquisition purchase price. We therefore expect to require a measure of additional financing to pay the full purchase price for Kern, including the working capital and inventory adjustments.  If we are unable to obtain such additional financing, we may be unable to consummate the Acquisition.

We have not yet reached agreement with potential lenders to obtain the additional financing we require to consummate the Acquisition.  If we are unable to obtain financing, we may be unable to fund the full purchase price for the Acquisition or our working capital requirements following the Acquisition.

We have received a proposal from Citigroup and are pursuing discussions with it regarding credit and working capital facilities to be put in place at closing of the Acquisition sufficient to fund the balance of the purchase price and working capital on an ongoing basis. This proposed credit facility would replace Kern’s existing secured credit facility from Wells Fargo Bank, National Association, all of the outstanding amounts under which are required to be repaid at or prior to the closing of the proposed Acquisition under the terms of the Stock Purchase Agreement. We are also discussing with Wells Fargo the possibility of obtaining a credit facility or amending and retaining Kern’s existing credit facility (while still requiring any amounts outstanding under the facility to be repaid at or prior to closing). We would use amounts available thereunder for the same purposes we would use the proposed facility from Citigroup or any similar facility we obtain. However, there can be no assurance that we will be able to agree to definitive terms, or definitive terms that are favorable to us with any lender, that we will be able to fulfill the conditions under the terms of any definitive financing agreement, or that we will be able to assume or otherwise retain Kern’s existing credit facility to be able to receive the funds thereunder upon closing. Without sufficient financing available at the closing of the Acquisition to fund the full purchase price, including all adjustments thereto, we would be in breach of our obligations to Casey to close the Acquisition, which are not contingent upon our receipt of financing.   Even if we obtain financing sufficient to fund the full purchase price, there can be no assurance that any credit facility we obtain will also be sufficient to fund our working capital requirements following the Acquisition.

If the conditions to the Occidental agreements are not met, we may not have sufficient funds available to pay the Acquisition consideration.

The sale of the Convertible Stock to Occidental for up to $38 million is subject to the satisfaction of certain conditions. If these conditions are not met, or the sale of the Convertible Stock is not otherwise consummated, we would not have sufficient financing to pay the Acquisition consideration. As a result, we would need to find another equity investor or otherwise obtain additional financing to complete the Acquisition. We cannot guarantee that we would be able to find such an investor or otherwise obtain financing on satisfactory terms, if at all.

Upon the issuance of the Convertible Stock to Occidental, your equity interest in us will be reduced.

Upon the consummation of the Acquisition, we will issue to Occidental shares of new Series A Senior Convertible Preferred Stock, which will be convertible into shares of our common stock under specified circumstances. We will reserve a sufficient number of shares of common stock from our authorized share capital for issuance to Occidental if and when Occidental converts its Convertible Stock. Our issuance of the Convertible Stock:

•	will reduce your equity interest in us on a fully diluted basis; and

•	may adversely affect the market price for shares of our common stock and other securities, especially after any conversion by Occidental of its Convertible Stock into our common shares.

Based on the average closing price for the 30 trading days immediately preceding announcement of the proposed Acquisition of $9.52, and assuming the investment by Occidental totals the maximum of $38 million, the Convertible Stock would be convertible into 3,991,596 shares of our common stock as of the closing date. See “Occidental Investment.”

Holders of our Convertible Stock have preferential rights with respect to dividends and distributions upon our liquidation, which may cause our other stockholders not to receive dividends or payment upon liquidation.

Holders of our Convertible Stock will have preferential rights with respect to dividends and distributions upon any liquidation of the Company following the Acquisition (although these rights do not affect the rights of the holders of the public shares to receive liquidation distributions from our Trust Account if we are unable to complete an initial business combination by January 30, 2009). Under the terms of the Convertible Stock, we will not pay any dividends (other than those payable solely in our common stock or in any right to acquire our common stock for no consideration) on any of our common stock for any fiscal quarter until we have paid cash dividends in the total amount of at least $14.375 per share (as adjusted for any applicable stock dividends, combinations or splits) on the Convertible Stock for that fiscal quarter and any prior quarter in which dividends accumulated but remain unpaid. We will also not pay any dividends (other than those payable solely in our common stock or in any right to acquire common stock for no consideration) on any share of our common stock unless we have paid dividends with respect to all outstanding shares of Convertible Stock in an amount for each such share of Convertible Stock (excluding any accumulated dividend amounts) equal to or greater than the aggregate amount of such dividends for all shares of our common stock into which each such share of Convertible Stock could then be converted.

Holders of our Convertible Stock will have substantial rights that could allow them to significantly influence our management and corporate direction.

The terms of our Convertible Stock provide the holders with certain preferential rights. So long as any shares of Convertible Stock remain outstanding, we will not, without the approval of the holders of a majority of the outstanding shares of Convertible Stock:

•
Redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any shares of Convertible Stock other than by redemption or by conversion as described above;

•
Redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of our Common Stock (other than pursuant to the exercise by holders of our common stock of any conversion rights pursuant to Article Sixth of our certificate of incorporation);

•
Authorize or issue, or obligate ourselves to issue, any other equity security (including any security convertible into or exercisable for any equity security) senior to or on a parity with the Convertible Stock as to dividend rights or redemption rights or liquidation preferences;

•	Permit any of our wholly-owned subsidiaries to issue or sell, or obligate itself to issue or sell, except to us or any of our wholly-owned subsidiaries, any stock of such subsidiary; or

•	Increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or Convertible Stock.

The specific rights granted to the holders of the Convertible Stock could have the effect of delaying, deterring or preventing us from making acquisitions, raising additional capital, or effecting other strategic corporate transactions. The preferential rights could also be used to deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These rights may also limit the ability of our other stockholders to approve transactions that they deem to be in their best interests.

Any credit facility we obtain in connection with or following the Acquisition may adversely affect our liquidity and we may face significant interest expense.

We will require financing not only to fund the purchase price for the Acquisition but also to provide working capital financing on an ongoing basis. We may also incur debt to finance some or all of our planned capital improvement projects. Any financing we obtain may result in an increase in interest expense and may adversely affect our operations if the terms of the credit facilities include restrictive covenants limiting our ability to engage in certain transactions, such as the incurrence of additional indebtedness or liens, asset acquisitions or disposals or to make payments of dividends to our shareholders. In addition, the terms of any financing may provide for foreclosure on our assets if our operating cash flow is insufficient to pay principal and interest when due or mandatory prepayments of all or a portion of the principal and accrued interest upon the occurrence of specified events, which could further limit our operational flexibility.

Our indebtedness following the Acquisition and the Convertible Stock terms could limit our flexibility in planning for and reacting to changes in the industry and economic conditions generally.

Our ability to pay interest and principal on our indebtedness following the Acquisition will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness and fund our capital expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures planned for Kern’s refinery, restructuring or refinancing our indebtedness or seeking additional equity capital. If the Convertible Stock has not been converted, it will be subject to mandatory redemption by us on the fifth anniversary of the date of the first issuance of Convertible Stock. Our need to complete the redemption may impact our ability to fund capital expenditures or cause us to seek additional capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Kern will have significantly less cash, cash equivalents and marketable securities on hand subsequent to the closing of the Acquisition than its historical financial statements show.

Prior to the closing of the Acquisition, Kern expects to make distributions to Casey in the amount of approximately $45 million, of which $15 million was declared as a dividend on November 30, 2007. Therefore, Kern will have significantly less holdings in the form of cash, cash equivalents and marketable securities than its historical financial statements show (See revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279)). This reduction in liquidity could adversely affect our ability to implement our business plan and have a material adverse effect on our business, financial condition and results of operations.

If our stockholders fail to vote or abstain from voting on the Acquisition proposal, they may not exercise their conversion rights to convert their shares of our common stock into a pro rata portion of the Trust Account.

Only holders of public shares who affirmatively vote against the Acquisition proposal may demand that we convert their shares into a pro rata portion of the Trust Account. Any stockholder who fails to vote or who abstains from voting on the Acquisition proposal may not exercise its conversion rights and will not receive a pro rata portion of the Trust Account for conversion of its shares.

Our current directors and executive officers have certain interests in the Acquisition that are different from yours.

All of our current officers and directors own, directly or indirectly, shares of our common stock and warrants that they purchased in private placements prior to our IPO. Our officers and directors are not entitled to receive any liquidation distributions from the Trust Account for these initial founders’ shares, or, like our public warrant holders, for their founders’ warrants. Therefore, if the proposed Acquisition is not approved and we are subsequently forced to liquidate, the founders’ securities held by our officers and directors, which cannot be sold by them prior to the consummation of the Acquisition (except to permitted transferees), will be worthless.

In addition, if we fail to consummate the proposed Acquisition or another business combination by January 30, 2009 and we are subsequently forced to liquidate, Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed, subject to certain exceptions, that they will be personally liable on a joint and several basis to us if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of such liquidation, and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target.

These personal and financial interests of our directors and officers may have influenced their decision to approve the Acquisition. In considering the recommendations of our board of directors to vote for the Acquisition proposal and the other proposals, you should consider these interests.

If the Acquisition proposal is not adopted by our stockholders or the Acquisition is otherwise not completed, we may have insufficient time or funds to complete an alternate business combination.

Pursuant to our certificate of incorporation, we must liquidate and dissolve if we do not complete the proposed Acquisition or another business combination by January 30, 2009. If we fail to consummate the proposed Acquisition, we may have insufficient time or insufficient operating funds (including expenses incurred in connection with this Acquisition that are not funded by the advances we receive from Occidental) to consummate an alternate business combination. In addition, our negotiating position may be weaker and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination. Further, we face significant competition from other entities, including buyout funds and strategic investors, seeking to acquire attractive assets in the energy industry, and we may be at a competitive disadvantage to these other bidders because of the restrictions on our operations as a blank check company imposed by our certificate of incorporation, including the requirement that we obtain shareholder approval for our initial business combination. If we fail to consummate a business combination within the required time frame, we will be required to commence proceedings to dissolve and liquidate our assets. If we dissolve and liquidate before we consummate a business combination and distribute the Trust Account, our public stockholders may receive less than the unit offering price in the IPO of $10.00 and our warrants will expire worthless.

If we are unable to complete the Acquisition or another business combination and are forced to dissolve and liquidate, third parties may bring claims against us and as a result, the proceeds held in trust could be reduced.

If we are unable to complete the Acquisition or another business combination by January 30, 2009 and are forced to dissolve and liquidate, third parties may bring claims against us. Although we have obtained waivers from the vendors and service providers we have engaged and owe money to, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in our Trust Account, there is no guarantee that such waiver agreements would be held enforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the Trust Account for monies owed them.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.

If we are unable to complete the Acquisition or another business combination and are forced to dissolve and liquidate, Occidental may bring claims against us and as a result, the proceeds held in trust could be reduced.

We have issued a promissory note to Occidental for the full amount of any advances they make to us in connection with the proposed Acquisition, plus interest to accrue at an annual rate of 9%. The promissory note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. Thus, the promissory note will mature regardless of whether we consummate the proposed transaction or an alternate business combination. If we are unable to consummate the proposed transaction or an alternate business combination, we may not have sufficient funds outside of our Trust Account to repay the promissory note. Although Occidental has waived any claims against amounts in our Trust Account held for the benefit of our public stockholders, there is no guarantee that this waiver would be held enforceable or that Occidental would not otherwise challenge the waiver and later bring a claim against the Trust Account for amounts we owe under the promissory note. Accordingly, the proceeds held in trust could be subject to claims by Occidental, which could take priority over those of our public stockholders.

We may not be able to realize the expected benefits of the proposed Acquisition.

We expect to incur significant costs associated with the Acquisition, whether or not the Acquisition is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. In addition, we may incur additional material charges reflecting additional costs associated with the Acquisition in fiscal quarters subsequent to the quarter in which the Acquisition is completed. There is no assurance that the significant costs associated with the Acquisition will prove to be justified in light of the benefits ultimately realized.

We do not have any operations and Kern has never operated as a public company. Fulfilling our obligations as a public operating company after the Acquisition may be expensive and time consuming.

Kern, as a private company, has not been required to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Kern does not currently have an internal audit group. Beginning with the fiscal year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting. We will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2008 and subsequent years. In addition, an independent registered public accounting firm will be required to test, evaluate and report on the completeness of management’s assessment. Fulfilling these obligations following the Acquisition will require significant time and resources from our management and our finance and accounting staff and can be expected to significantly increase our legal, insurance and financial compliance costs. As a result of the increased costs associated with being owned by a public company after the Acquisition, on a consolidated basis, our operating income as a percentage of revenue is likely to be lower than Kern’s prior to the Acquisition. Furthermore, any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject the company to sanctions or investigation by the SEC or other regulatory authorities.

Kern’s financial statements and the pro forma financial statements are not an indication of Kern’s or our financial condition or results of operations following the Acquisition.

Due to the various factors described herein, including the fact that we do not plan to continue some of Kern’s crude oil trading activities and Kern’s spin-off of its additive business on July 1, 2007 (See revised preliminary proxy statement on Schedule 14A filed with the SEC on February 12, 2008 (File No. 001-33279)), Kern’s revenues and profitability in the past may not be indicative of its future results of operations. Similarly, the pro forma financial statements contained in our revised preliminary proxy statement are not an indication of our financial condition or results of operations following the Acquisition. The pro forma financial statements have been derived from our historical financial statements and those of Kern and adjustments and assumptions have been made regarding us after giving effect to the Acquisition. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy.

Additionally, before the Acquisition, Kern was treated for U.S. federal income tax purposes as a qualified subchapter S subsidiary of Casey, with the result that Casey’s shareholders paid U.S. federal income taxes with respect to income, gains, and losses generated by Kern. After the Acquisition, Kern will be a subchapter C corporation and a member of the consolidated group of which we will be the common parent. After the Acquisition, any income, gains, and losses resulting from Kern’s operations generally will be subject to U.S. federal income tax as part of our consolidated group. As a result, Kern’s and our actual financial condition and results of operations following the Acquisition may not be consistent with, or evident from, these pro forma financial statements.

Further, our actual earnings per share, or EPS, following the Acquisition may decrease below that reflected in the pro forma financial information for several reasons. The assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our actual EPS following the Acquisition. See the section entitled “Unaudited Pro Forma Condensed Consolidated Financial Information” in our revised preliminary proxy statement filed on Schedule 14A as filed with the SEC on February 12, 2008 (File No. 001-33279).

The price of our common stock after the Acquisition may be volatile and less than what you originally paid for your shares of common stock prior to the Acquisition.

The price of the common stock after the Acquisition may be volatile, and may fluctuate due to factors such as:

•	actual or anticipated fluctuations in our consolidated quarterly and annual results;

•	market conditions in the petroleum refining industry;

•	our earnings estimates and those of our publicly held competitors; and

•	the general state of the stock markets.

The petroleum refining industry has been highly unpredictable and volatile. The market for common shares of companies in this industry may be equally volatile. Our common stock after the Acquisition may trade at prices lower than what you originally paid for your corresponding shares of our common stock prior to the Acquisition.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

Outstanding redeemable warrants to purchase an aggregate of 30,407,205 shares of our common stock will become exercisable upon the later of 13 months from the date of closing of our IPO, or March 5, 2008, and the consummation of the Acquisition or an alternate initial business combination. These warrants will likely be exercised only if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

If we are unable to maintain a current registration statement relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a registration statement is in effect covering the shares of common stock issuable upon exercise of the warrants. Under the terms of the warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to have a registration statement in effect covering the common stock issuable upon exercise of our warrants from the date the warrants become exercisable and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, the market for our warrants may be limited, our warrants may be deprived of any value and they may expire worthless. Even if warrant holders are not able to exercise their warrants because there is no registration statement in effect or a current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights discussed below.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem our warrants at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Item 1B. Unresolved Staff Comments.

In connection with our filing of our preliminary proxy statement on December 17, 2007, we received SEC staff comments on January 17, 2008.  In response to these comments, we filed a revised preliminary proxy statement on February 12, 2008.  We received additional SEC staff comments on March 5, 2008 and are currently working to address these comments.

Item 2. Properties.

Our executive offices are currently located at 100 Mill Plain Road, Suite 320, Danbury, Connecticut, 06811. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock, warrants and units are currently quoted on the American Stock Exchange under the symbols “NTQ” “NTQ.WS” and “NTQ.U,” respectively.  Each of our units consists of one share of common stock and one warrant. The warrants became separable from the common stock on February 23, 2007. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing on the later of the completion of the Acquisition (or, if the Acquisition is not consummated, an alternate initial business combination) or March 5, 2008. The warrants will expire at 5:00 p.m., New York City time, on January 30, 2011, or earlier upon redemption. Prior to February 5, 2007, there was no established public trading market for our common stock, warrants or units.

The following table sets forth the high and low sales information (based on daily closing prices) for our units, common stock and warrants for the last fiscal year (our units, shares and warrants all began trading publicly as described above in the first quarter of 2007):

	Common Stock		Warrants		Units
FISCAL YEAR ENDED 2007	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
4th Quarter	9.67	9.41	1.49	0.88	11.14	10.05
3rd Quarter	9.60	9.32	1.35	0.82	10.91	10.15
2nd Quarter	9.95	9.13	1.12	0.68	10.80	9.78
1st Quarter	9.41	9.00	0.80	0.66	10.05	9.70

Holders

As of March 11, 2008, there were 22 holders of record of our units, 56 holders of record of our common stock and 28 holders of record of our warrants. We believe there are 488 beneficial holders of each of our units, common stock and warrants.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay dividends prior to the completion of the Acquisition (or, if the Acquisition is not consummated, an alternate initial business combination). Our board of directors currently intends to retain any earnings following the consummation of the Acquisition (or, if the Acquisition is not consummated, an alternate initial business combination) for use in our operations and, accordingly, we do not anticipate that our board will declare any dividends on our common stock in the foreseeable future. After we complete the Acquisition (or, if the Acquisition is not consummated, an alternate initial business combination), the payment of any dividends on our common stock will be within the discretion of our board of directors at that time and will be contingent upon revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Acquisition (or, if the Acquisition is not consummated, an alternate initial business combination).

If we consummate the Acquisition and close the sale to Occidental of the Convertible Stock, we will pay annual dividends of $57.50 per share of Convertible Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares), payable in cash quarterly on March 15, June 15, September 15 and December 15 of each year, starting on the first or second such date (at our option) occurring after the date of first issuance of the Convertible Stock. If we choose to pay the first cash dividend on the second dividend payment date, then, in lieu of cash dividends, we will issue additional shares of Convertible Stock on the first dividend payment date in an amount equal to the quotient of (i) the amount of such unpaid dividends and (ii) the liquidation preference, rounded up to the nearest whole share. If we have funds legally available to pay any dividend on the Convertible Stock in cash when due, but do not pay the dividend when due, then, in addition to the obligation to pay the dividend in cash we must also issue additional shares of Convertible Stock to pay such dividend. For additional information, see “Occidental Investment” above.

Recent Sales of Unregistered Securities.

On June 20, 2006, NTR Partners LLC purchased 7,812,500 shares of our common stock and 4.25 million warrants to purchase shares of our common stock (comprising 2.5 million initial founders’ warrants and 1.75 million performance warrants) for a purchase price of $2,525,000.  On December 15, 2006, we reacquired for nominal consideration 1,562,500 of those shares for retirement as well as all 1,750,000 of the performance warrants for cancellation.  This sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  In the transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

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

On November 2, 2007, we entered into the Series A Purchase Agreement with Occidental.  Under the Series A Purchase Agreement, upon the closing of the Acquisition, Occidental will purchase from us newly issued shares of Convertible Stock at a purchase price of $1,000 per share (the “liquidation preference”), for aggregate consideration of $35 million, plus the amount of any advances to us, under a promissory note, which shall not exceed $3 million plus any accrued interest thereon.  This sale of Convertible Stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.   The proceeds of this sale of Convertible Stock to Occidental will be used as part of the financing for the Acquisition.

We must use any advances under the promissory note for:

•
our reasonable and customary expenses associated with negotiating and consummating the Series A Purchase Agreement, the transactions contemplated thereby and the Acquisition (or a replacement transaction); and

•	our reasonable operating and other expenses for the period during which we seek to consummate the Acquisition (or a replacement transaction).

On the execution date, we received an advance from Occidental of $1.5 million to fund the deposit into escrow we were required to make upon signing of the Stock Purchase Agreement under the terms thereof.  We subsequently received an additional $125,000 advance from Occidental to cover the costs of a filing with the Federal Trade Commission under the HSR.

Each share of Convertible Stock will be convertible at the option of its holder on or prior to the fifth day prior to the redemption date, into a number of shares of our common stock equal to $1,000 divided by the conversion price. The initial conversion price will be the lower of (i) the closing price per share of our common stock on the American Stock Exchange on the day that immediately preceded the closing date of the Acquisition (or a replacement transaction) and (ii) the average of the closing price per share of our common stock on the American Stock Exchange for each of the 30 trading days immediately preceding the date on which we announced any such transaction. Based on the average closing price for the 30 trading days immediately preceding announcement of the proposed Acquisition of $9.52, and assuming the investment by Occidental totals the maximum of $38 million, the Convertible Stock would be convertible into 3,991,596 shares of our common stock as of the closing date. If we issue any additional Convertible Stock after the closing date, the conversion price applicable to such additional shares will be the closing price per share of our common stock on the American Stock Exchange on the day that immediately precedes the date of issuance. The conversion price is subject to certain adjustments for certain dilutive events, stock dividends, combinations or subdivisions of common stock, stock reclassifications and reorganizations, mergers, consolidations and asset sales.

The Convertible Stock is subject to forced conversion at our option at the conversion price at any time after the closing price for our common stock on the American Stock Exchange has exceeded 200% of the conversion price for the Convertible Stock for 30 consecutive trading days.

The closing of the sale to Occidental of the Convertible Stock will take place simultaneously with the closing of the Acquisition or a replacement transaction acceptable to Occidental, and is subject to customary conditions.

Use of Proceeds from Sales of Registered Securities.

On February 5, 2007, we closed our initial public offering of 24,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. On February 22, 2007, we consummated the closing of an additional 557,205 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $245.57 million (excluding the proceeds from the offering of $3.35 million founders’ warrants received upon consummation of our initial public offering). Citigroup Global Markets Inc. acted as lead managing underwriter for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (No. 333-135394). The SEC declared the registration statement effective on January 29, 2007. We paid a total of $9.82 million in underwriting discounts and commissions and $975,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $241,697,789, of which $241,197,789 was deposited into the Trust Account and the remaining proceeds of $500,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We are not authorized to, nor have we, issued any securities or options for securities under any equity compensation plan.  As described more fully below, our board of directors has recommended that at the Special Meeting the stockholders approve the proposed NTR 2008 Equity Incentive Plan.  A copy of the form of NTR 2008 Equity Incentive Plan can be found at Annex D of our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).

NTR 2008 Equity Incentive Plan

Equity Compensation Plan Information Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

On December 11, 2007, the board of directors adopted a 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” or “Plan”). The Plan will be effective upon the consummation of the Acquisition, subject to approval by the stockholders at the Special Meeting, which the board has unanimously recommended. The purpose of the Plan is to advance our and our shareholders' interests by providing officers and key employees, including employees who are also directors, with additional incentive to perform in a superior manner, to attract and retain experienced and capable personnel, and to reward them for achievement of corporate and individual performance goals.

We may grant incentive and nonqualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, “Awards,” to our officers and key employees, and those of our subsidiaries. In addition, the 2008 Equity Incentive Plan authorizes the grant of non-qualified stock options, stock appreciation rights, performance units and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our 2008 Equity Incentive Plan. Initially, we expect approximately 24 employees and 7 directors to be eligible to participate in the 2008 Equity Incentive Plan. No options, restricted stock or other Awards under the 2008 Equity Incentive Plan have been made. The benefits or amounts under the Plan that will be received by or allocated to our officers and directors after consummation of the Acquisition will be determined by the board of directors in the future, in its discretion.

The exercise price for each stock option granted under our 2008 Equity Incentive Plan will be determined by a Plan administrator at the time of the grant, but will not be less than fair market value on the date of the grant. The administrator will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted.

Stock options may be granted to our employees, directors and consultants. Options intended to qualify as incentive stock options (“ISOs”) may only be granted to employees while actually employed by the Company. Non-employee directors and consultants are not entitled to receive ISOs, but may receive nonqualified options.  The option price for ISOs will be at least 100% of the fair market value of our common stock on the date the option is granted.

The 2008 Equity Incentive Plan provides for the acceleration of any unvested portion of any outstanding awards under the 2008 Equity Incentive Plan upon a change of control event if and to the extent set forth in the applicable award agreement.

Each stock option will terminate on the date fixed by the administrator, which will not be more than ten years after the date of grant. If the participant owns more than 10% of our combined voting power and any subsidiary or parent corporation, any ISO granted to such participant will terminate not more than five years after the date of grant.

We plan to reserve a maximum of 2,250,000 shares of our authorized common stock for issuance upon the exercise of Awards to be granted pursuant to our 2008 Equity Incentive Plan.

Performance Graph

Cumulative Total Return

	2/23/20077	Mar-077	Apr-077	May-077	Jun-077	Jul-077	Aug-077	Sep-077	Oct-077	Nov-077	Dec-077
NTR Acquisition	100	99	100	102	103	104	103	103	105	104	103
S&P 500	100	98	99	103	106	105	101	102	106	108	103
Peer Group	100	119	124	144	161	147	149	133	129	108	108

Item 6. Selected Financial Data.

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the period from June 2, 2006 (inception) through December 31, 2006 and for our fiscal year ended December 31, 2007. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

NTR ACQUISITION CO.

(A Corporation in the Development Stage)
Statements of Operations

	Year Ended December 31, 2007	June 2, 2006 (date of inception) through December 31, 2006	June 2, 2006 (date of inception) through December 31, 2007
Operating expenses:
Professional services	$716,093	$341,469	$1,057,562
Rent and facilities	47,811	18,430	66,241
Formation and operating	857,670	47,921	905,591
	1,621,574	407,820	2,029,394

Loss from operations before other income and income tax expense	(1,621,574)	(407,820)	(2,029,394)
Other income and (expense):		-
Interest income	10,630,454	71,019	10,701,473
Interest expense	(21,000)		(21,000)
State taxes other than income	(153,750)	(29,067)	(182,817)
Other income	10,455,704	41,952	10,497,656
Income (loss) before income tax expense	8,834,130	(365,868)	8,468,262

Income tax expense:
Current	3,373,730	-	3,373,730
Deferred	(68,853)	-	(68,853)
Income tax expense	3,304,877	-	3,304,877
Net income (loss)	$5,529,253	(365,868)	5,163,385
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,293,289)	-	(1,293,289)

Net income (loss) attributable
to common stock	$4,235,964	(365,868)	$3,870,096

Earnings per share:
Basic	$0.15	$(0.05)	$0.19
Diluted	0.13	(0.05)	0.16

Weighted average shares outstanding:
Basic	28,197,001	7,694,575	20,664,047
Diluted	33,885,125	7,694,575	24,640,503

NTR ACQUISITION CO.

(A Corporation in the Development Stage)
Balance Sheets

Assets	December 31, 2007	December 31, 2006

Cash and cash equivalents	$1,658,019	$2,423,747
Cash and cash equivalents held in trust	193,940,235	-
Marketable securities held in trust	49,867,346	-
Prepaid federal and state taxes	136,717	-
Other current assets	1,844,705	1,737
Total current assets	247,447,022	2,425,484

Deferred tax assets	68,853	-
Deferred offering costs	-	815,343
Furniture and equipment, net	5,418	-
Other assets	6,756	4,240
Total assets	$247,528,049	$3,245,067
Liabilities and Stockholders’ Equity

Notes payable, current	$1,521,000	$-
Accrued expenses	364,328	1,002,336
Accrued federal and state taxes	154,256	29,067
Notes payable to initial founders	-	49,534
Deferred underwriting discount	7,367,162	-
Total current liabilities	9,406,746	1,080,937
Common stock, subject to possible redemption; 4,911,439 shares at $9.78 per share	48,033,874	-
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $825,120)	1,293,289	-

Commitments and contingencies	-	-

Series A convertible preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.001 par value. Authorized 200,000,000 shares; issued and outstanding 30,557,205 and 6,250,000 shares at December 31, 2007 and December 31, 2006 respectively.	30,557	6,250
Additional paid-in capital	184,893,487	2,523,748
Earnings (deficit) accumulated during the development stage	3,870,096	(365,868)
Total stockholders’ equity	188,794,140	2,164,130
Total liabilities and stockholders’ equity	$247,528,049	$3,245,067

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

Our initial public offering, in which we sold 24,000,000 units, was completed on February 5, 2007.  On February 22, 2007, we completed the closing of an additional 557,205 units that were subject to the underwriter's over-allotment option. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $7.50. The public offering price of each unit was $10.00, and we generated gross proceeds of $245.57 million in the initial public offering (including proceeds from the exercise of the over-allotment option and excluding the proceeds from the offering of $3.35 million founders’ warrants received upon consummation of our initial public offering). Of the gross proceeds: (i) we deposited $234,274,168 into the Trust Account, which included $7.37 million of deferred underwriting fees; (ii) the underwriters received $9.82 million as underwriting fees (excluding the deferred underwriting fees); (iii) we retained $975,000 for offering expenses; and (iv) we also retained $500,000 for initial working capital. In addition, we deposited into the Trust Account $5,850,000 that we received from the issuance and sale of 3,350,000 warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated concurrently with the closing of the initial public offering, and the issuance and sale of 2,500,000 founders’ warrants to certain officers and directors and affiliates of officers and directors of the Company, which was consummated prior to the closing of the initial public offering.

We had not commenced any operations as of December 31, 2007.

We intend to utilize cash derived from the proceeds from our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, and the Occidental Investment to effect the Acquisition or an alternate business combination. The issuance of additional shares of our capital stock:

▪	may significantly reduce the equity interest of our stockholders;

▪
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current officers and directors; and

▪	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

▪	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

▪
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and

▪	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the Trust Account (excluding deferred underwriting discounts and commissions), to acquire Kern or an alternate target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways, including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

If we do not complete the Acquisition, we will use the $1,658,019 of funds outside the trust for identifying and evaluating prospective alternate acquisition candidates, performing business due diligence on prospective alternate target businesses, traveling to and from the offices, plants or similar locations of prospective alternate target businesses, reviewing corporate documents and material agreements of prospective alternate target businesses, selecting the alternate target business to acquire and structuring, negotiating and consummating the alternate initial business combination. At the time of our IPO we anticipated that, during the period leading up to an initial business combination, we would incur approximately:

▪	$1,000,000 of expenses for legal, accounting and other third party expenses attendant to the due diligence investigation, structuring and negotiating of a business combination;

▪	$180,000 of expenses for the payment for office space, administrative and support services (approximately $7,500 per month for up to two years);

▪	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

▪	$2,470,000 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums.

In 2007 we paid a total of $857,670 towards our formation and other operating expenses, $716,093 for all professional services and $47,811 for rent and facilities.  As of December 31, 2007, we had notes payable of $1,521,000 representing the $1.5 million paid to us by Occidental, plus accrued interest.  We also had $364,328 in accrued expenses and $154,256 in accrued federal and state taxes.  In 2007, we paid $3,383,000 in state and federal income taxes.

For 2007, our net income equaled $4,235,964.  Our income consisted entirely of interest income on the Trust Account and funds held outside the Trust Account.  Our effective interest rate for 2007 was 4.10%.

Liquidity and Capital Resources

As of December 31, 2007, we had withdrawn from the Trust Account the full $3,250,000 allocated to us under the terms of the IPO for our operating expenses.  As of December 31, 2007, we had remaining available to us outside the Trust Account the amount of $1,658,019.  As described above, the amount of available proceeds is based on management’s estimates of the costs needed to fund our operations until January 30, 2009 and consummate an initial business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of an initial business combination that is not consummated.  We may draw up to $3 million on the promissory note we entered into with Occidental as described above in “Occidental Investment”.  To date, we have drawn $1,625,000 on that note.

There is no assurance that we will be able to successfully complete a business combination within the time frame discussed above.  That factor and our declining cash available outside of the Trust Account raises substantial doubt about the Company’s ability to continue as a going concern.  To address some the Company’s liquidity needs, we (i) entered into the Series A Purchase Agreement dated November 2, 2007 with Occidental and (ii) issued a promissory note to Occidental dated on November 2, 2007 that will cover advances up to $3,000,000.  These financing arrangements are described more fully elsewhere herein.

Our contractual obligations as of December 31, 2007 are:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt*	$1,521,000	$1,521,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$1,521,000	$1,521,000	-	-	-

* As discussed throughout this Annual Report on Form 10-K, as of December 31, 2007 we owed $1,521,000 under the Occidental promissory note.  Pursuant to the terms of the note, a copy of which can be found at Annex G to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279), we can borrow up to $3 million.  We have no other contractual obligations other than as reflected in the above table.

In 2007, from interest earned on the funds held in the Trust Account, we paid taxes in the amount of $3,383,000 and we paid Morgan Stanley fees in the amount of $275,638.  As of December 31, 2007, after giving effect to such activity, approximately $243.8 million was held in the Trust Account.  This represents approximately $9.93 per share (excluding 6,000,000 shares of common stock owned by our founding stockholders, as such shares do not have liquidation rights).

We also had the $1,658,019 of unrestricted cash available outside of the Trust Account to us for closing the Acquisition or our activities in connection with identifying and conducting the due diligence of a suitable alternate initial business combination, and for general corporate matters.

Recent Developments

As discussed above in “Business-General Development of the Business,” on November 2, 2007, we entered into the Stock Purchase Agreement to acquire, directly or indirectly, 100% of the outstanding shares of Kern from Casey for a base purchase price of $286.5 million in cash, subject to adjustment to reflect the amount of Kern’s working capital and the value of its inventory at the time of closing.  A copy of the Stock Purchase Agreement can be found at Annex A to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).

A portion of the purchase price will be funded with cash currently being held in the Trust Account and the balance of the purchase price will be funded from the proceeds of the Occidental Investment, which is expected to be completed simultaneously with closing of the Acquisition.  In addition, we have received a proposal for a $120 million senior secured revolving credit facility which would, unless alternate financing is obtained, be used to replace letters of credit which Kern currently has in place and for other purposes.

The base purchase price is subject to possible adjustment at closing based on estimates to be made by Casey in advance of each of Kern’s working capital and inventory value, with the base price to be adjusted upwards or downwards in each case by an amount equal to the difference between Casey’s estimate and an agreed-upon baseline amount.  The purchase price will be subject to further adjustment post-closing if statements Kern will prepare promptly thereafter of working capital and inventory differ from Casey’s estimates, with any deficit to be reimbursed by Casey to us.  For these purposes, “inventory” refers to crude exchange balances due to Kern and crude oil, feedstocks, intermediate petroleum products and blend components, finished petroleum products, parts and supplies inventory, chemicals and additives held in stock by Kern or to which Kern has title.

Three percent (3%) of the purchase price payable at closing will be held in a third-party escrow account, with the funds available to satisfy indemnity claims made by us against Casey under the Stock Purchase Agreement.  Subject to the maximum cap on indemnity payments by Casey to us described below, Casey shall be directly responsible for losses incurred by us and covered by the indemnification provisions of the Stock Purchase Agreement.  The balance of any amounts remaining in escrow against which no claims have been made shall be released to Casey 18 months following the closing of the Acquisition.

The base purchase price is payable at closing, except that $1.5 million was paid into escrow upon execution of the Purchase Agreement.  This amount will either be released to Casey if the Acquisition does not close because we fail to obtain approval of the Acquisition at the Special Meeting, or applied upon closing to the amount of the indemnity escrow.

The Stock Purchase Agreement contains customary representations and warranties made to each other by Casey, for itself and Kern, on the one hand, and us, on the other.

The representations and warranties of each party set forth in the Stock Purchase Agreement have been made solely for the benefit of the other party to the Stock Purchase Agreement.  In addition, these representations and warranties have been qualified by disclosures made to the other party and speak only as of the date of the Stock Purchase Agreement or such other date as is specified therein.  Certain of the contractual representations made by the parties are subject to a standard of materiality that may be different from what investors or security holders view as material to their interests.  Representations may be used as a tool to allocate risks between the parties to the Stock Purchase Agreement, including where the parties do not have complete knowledge of all of the facts.  Holders of our securities are not third-party beneficiaries under the Stock Purchase Agreement and should not rely on the representations and covenants in the Stock Purchase Agreement or any descriptions thereof as characterizations of the actual state of facts or condition of the parties, Kern or any of their respective affiliates.

Each party to the Stock Purchase Agreement has made customary covenants, including among other things covenants by Casey to, and to cause Kern to, continue to conduct Kern’s business in the ordinary course and not take specified actions prior to closing, and not to, and to cause Kern not to, solicit or pursue competing acquisition proposals from any other person.  We have covenanted, among other things, to file a proxy statement with the SEC to seek the required shareholder approval for the Acquisition.  Pursuant to this covenant, as referenced above, a preliminary proxy statement was filed with the SEC on December 17, 2007, and was revised on February 12, 2008.

The Stock Purchase Agreement may be terminated and the Acquisition abandoned by mutual written agreement of the parties, or for other customary reasons, including the failure of any condition to closing of either party that has not been waived, or if the closing shall not have occurred on or before the 45th day after our shareholder vote.  Casey will be entitled to receive the $1.5 million deposited on signing into an escrow account if we terminate the Stock Purchase Agreement because our shareholders fail to approve the Acquisition.

Casey and the Company have each agreed to indemnify the other from losses incurred as a result of any breach by the other party of any representation, warranty, covenant, obligation or agreement made in the Stock Purchase Agreement, provided that Casey will have no obligation to indemnify us unless and until the aggregate amount of losses incurred by us equals one percent of the purchase price payable upon closing.  In addition, Casey’s maximum aggregate liability is capped at 10% of the closing purchase price.  We will have recourse to the escrow account described above for indemnifiable losses of up to three percent of the closing purchase price for a period of 18 months following the closing.

As discussed above in “Occidental Investment,” on November 2, 2007, we entered into the Series A Purchase Agreement, under which Occidental will purchase, upon closing of the Acquisition, shares of the new Convertible Stock, to be issued to it by us for the aggregate consideration of $35 million, plus the amount of any advances to us up to $3 million together with any accrued interest thereon.  Any advances to the Company will be made to fund operating expenses and expenses related to the Acquisition prior to closing.  We have issued a promissory note to Occidental for the full amount of any advances, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. Occidental has waived any claims against amounts in the Trust Account.  A copy of the Series A Purchase Agreement can be found at Annex E to our revised preliminary proxy statement filed with the SEC on February 12, 2008 (File No. 001-33279).

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

In December 2007, the FASB issued FASB Statement 141R, Business combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements  an amendment to ARB No 51 (Statement 160).  Statements 141R and 160 require most identifiable assets, liabilities.  Noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  Statement 141R will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operation and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to formation and organizational activities, activities relating to our IPO, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and activities related to completing the Acquisition. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of December 31, 2007, approximately $243.8 million was held in the Trust Account. The proceeds held in trust (including approximately $7.4 million of deferred underwriting discounts and commissions) have been invested in treasury securities or in a money market fund that invests principally in short-term securities issued or guaranteed by the United States of America. As of December 31, 2007, the effective annualized interest rate payable on our investments was approximately 4.10%. Assuming no other changes to our holdings as of December 31, 2007, a 1% decrease in the underlying interest rate payable on our investments as of December 31, 2007 would result in a decrease of approximately $381,209 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on June 2, 2006 and we do not expect to do so following the Acquisition. However, Kern has historically engaged in the use of commodity derivatives to hedge its exposure to crude oil and refined products prices.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and December 31, 2006

Statements of Operation for year ended December 31, 2007, from June 2, 2006 (date of inception) through December 31, 2006, and from June 2, 2006 (date of inception) through December 31, 2007

Statement of Changes in Stockholders' Equity from June 2, 2006 (date of inception) through December 31, 2006 and for year ended December 31, 2007

Statements of Cash Flows for year ended December 31, 2007, from June 2, 2006 (date of inception) through December 31, 2006, and from June 2, 2006 (date of inception) through December 31, 2007

Notes to Financial Statements

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Not Applicable.

Item 9B.  Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NTR Acquisition Co.

We have audited the accompanying balance sheets of NTR Acquisition Co. (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, for the period June 2, 2006 (date of inception) through December 31, 2006 and the period June 2, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTR Acquisition Co. (a corporation in the development stage) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, for the period June 2, 2006 (date of inception) through December 31, 2006 and for the period June 2, 2006 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that NTR Acquisition Co. will continue as a going concern.  As more fully described in Note 1, the Company has a working capital deficiency (excluding funds held in trust) and must consummate an acquisition by January 30, 2009 or be dissolved.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG, LLP

Houston, Texas

March 5, 2008

NTR ACQUISITION CO.

(A Corporation in Development Stage)
Balance Sheets

Assets	December 31, 2007	December 31, 2006
Cash and cash equivalents	$1,658,019	$2,423,747
Cash and cash equivalents held in trust	193,940,235	-
Marketable securities held in trust	49,867,346	-
Prepaid federal and state taxes	136,717	-
Other current assets	1,844,705	1,737
Total current assets	247,447,022	2,425,484
Deferred tax assets	68,853	-
Deferred offering costs	-	815,343
Furniture and equipment, net	5,418	-
Other assets	6,756	4,240
Total assets	$247,528,049	$3,245,067

Liabilities and Stockholder’s Equity
Notes payable	$1,521,000	$-
Accrued expenses	364,328	1,002,336
Accrued federal and state taxes	154,256	29,067
Notes payable to initial founders	-	49,534
Deferred underwriting discount	7,367,162	-
Total current liabilities	9,406,746	1,080,937

Common stock, subject to possible redemption; 4,911,439 shares at $9.78 per share	48,033,874	-
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $825,120)	1,293,289	-
Commitments and contingencies	-	-
Series A convertible preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued and outstanding 30,557,205 and 6,250,000 shares at December 31, 2007 and December 31, 2006, respectively.	30,557	6,250
Additional paid-in capital	184,893,487	2,523,748
Earnings (deficit) accumulated during the development stage	3,870,096	(365,868)
Total stockholders’ equity	188,794,140	2,164,130
Total liabilities and stockholders’ equity	$247,528,049	$3,245,067

The accompanying notes are an integral part of these financial statements.

NTR ACQUISITION CO.

(A Corporation in the Development Stage)
Statements of Operations

	Year Ended December 31, 2007	June 2, 2006 (date of inception) through December 31, 2006	June 2, 2006 (date of inception) through December 31, 2007
Operating expenses:
Professional services	$716,093	$341,469	$1,057,562
Rent and facilities	47,811	18,430	66,241
Formation and operating	857,670	47,921	905,591
	1,621,574	407,820	2,029,394

Loss from operations before other income and income tax expense	(1,621,574)	(407,820)	(2,029,394)
Other income and (expense):
Interest income	10,630,454	71,019	10,701,473
Interest expense	(21,000)	-	(21,000)
State taxes other than income	(153,750)	(29,067)	(182,817)
Other income	10,455,704	41,952	10,497,656
Income (loss) before income tax expense	8,834,130	(365,868)	8,468,262

Income tax expense:
Current	3,373,730	-	3,373,730
Deferred	(68,853)	-	(68,853)
Income tax expense	3,304,877	-	3,304,877
Net income (loss)	5,529,253	(365,868)	5,163,385
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,293,289)	-	(1,293,289)

Net income (loss) attributable
to common stock	$4,235,964	$(365,868)	$3,870,096

Earnings per share:
Basic	$0.15	(0.05)	0.19
Diluted	0.13	(0.05)	0.16

Weighted average shares outstanding:
Basic	28,197,001	7,694,575	20,664,047
Diluted	33,885,125	7,694,575	24,640,503

The accompanying notes are an integral part of these financial statements.

NTR ACQUISITION CO.

(A Corporation in Development Stage)
Statement of Changes in Stockholders’ Equity

				Earnings (Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Values	Capital	Stage	Total
Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Issuance of common shares to initial
founders	7,812,500	7,813	2,267,085	-	2,274,898
Issuance of 4,250,000 warrants to initial
founders	-	-	250,101	-	250,101
Cash contribution made by initial
founders	-	-	5,000	-	5,000
Common stock repurchased and
performance warrants from
initial founders for $1.00	(1,562,500)	(1,563)	1,562	-	(1)
Net loss	-	-	-	(365,868)	(365,868)
Balances at December 31, 2006	6,250,000	$6,250	2,523,748	(365,868)	2,164,130

Common stock repurchased for $1.00	(250,000)	(250)	249	-	(1)
Sale of 24,557,205 units, net of
underwriter’s discount and
offering costs	24,557,205	24,557	227,173,506	-	227,198,063
Net proceeds subject to possible
redemption of 4,911,439 shares	-	-	(48,033,873)	-	(48,033,873)
Proceeds from sale of warrants
to founders	-	-	3,350,000	-	3,350,000
Additional offering costs	-	-	(120,143)	-	(120,143)
Net income attributable to common stock	-	-	-	4,235,964	4,235,964
Balances at December 31, 2007	30,557,205	$30,557	$184,893,487	$3,870,096	$188,794,140

The accompanying notes are an integral part of these financial statements.

NTR ACQUISITION CO.

(A Corporation in the Development Stage)
Statements of Cash Flows
		June 2, 2006	June 2, 2006
		(Date of	(Date of
	Year	inception)	inception)
	Ended	through	through
	December 31	December 31,	December 31,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$4,235,964	$(365,868)	$3,870,096
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	92	-	92
Deferred tax asset	(68,853)	-	(68,853)
Deferred interest attributable to common stock subject to possible redemption	1,293,289	-	1,293,289
Changes in assets and liabilities:			-
Prepaid federal and state taxes	(136,717)	-	(136,717)
Other assets	(24,237)	(5,977)	(30,214)
Accrued federal and state taxes	125,189	29,067	154,256
Accrued expenses	151,640	255,488	407,128
Notes payable to initial founders	(49,534)	49,534	-
Net cash provided (used) by operating activities	5,526,833	(37,756)	5,489,077

Cash flows from investing activities:
Cash held in trust account	(193,940,235)	-	(193,940,235)
Purchase of marketable securities held in trust	(49,867,346)	-	(49,867,346)
Acquisition in progress	(1,821,244)	-	(1,821,244)
Purchase of furniture and equipment	(5,510)	-	(5,510)
Net cash used in investing activities	(245,634,335)	-	(245,634,335)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	-	2,279,899	2,279,899
Proceeds from sale of warrants to initial founders	3,350,000	250,101	3,600,101
Repurchase of common stock and performance warrants	-	(1)	(1)
Proceeds from initial public offering, net of underwriter's			-
discount and offering costs	234,470,774	(68,496)	234,402,278
Proceeds from notes payable	1,521,000	-	1,521,000
Net cash provided by financing activities	239,341,774	2,461,503	241,803,277
Net increase (decrease) in cash	(765,728)	2,423,747	1,658,019
Cash and cash equivalents, beginning of period	2,423,747	-	-
Cash and cash equivalents, end of period	$1,658,019	$2,423,747	$1,658,019
Noncash financing activities:
Accrual of deferred offering costs	$418,114	$746,848	$1,164,962
Accrual of deferred underwriter fee	7,367,162	-	7,367,162
Supplementary Disclosures
Taxes Paid	$3,544,092	$-	$3,544,092

The accompanying notes are an integral part of these financial statements.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(1)	Organization and Nature of Business Operations

We were organized under the laws of the State of Delaware on June 2, 2006. We were formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. We have selected December 31st as our fiscal year end.

We have neither engaged in any operations nor generated any revenue from operations to date. The activity from inception relates to our formation described in Note 6 and initial public offering described in Note 7. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies.

The registration statement of our IPO was declared effective by the Securities and Exchange Commission on January 29, 2007.  We consummated the IPO on February 5, 2007 selling 24,000,000 units at a price of $10.00 per unit yielding net proceeds of approximately $230.4 million.  Thereafter, on February 20, 2007, the underwriters for our IPO exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 units at $10.00 per unit providing us with net proceeds of approximately $5.35 million.  Each unit consisted of one share of our common stock, $0.001 par value per share, and one redeemable warrant.  See Note 7 - “Initial Public Offering,” for a complete discussion.  The net proceeds of the IPO and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) is held in the Trust Account, and invested in United States Treasury securities until the earlier of the consummation of our initial business combination or the distribution of the Trust Account as described below.  At December 31, 2007, the amount of $243,807,581 was being held in the Trust Account, which represents approximately $9.93 per share (excluding 6,000,000 shares of common stock owned by our founding stockholders, as such shares do not have liquidation rights).

Our initial business combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $7.37 million) at the time of such transaction.  Under the terms of the Investment Management Trust Agreement, up to $3.25 million of interest (net of taxes payable) may be released to us to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses (“Working Capital Requirements”).  After identifying an initial business combination and entering into a definitive agreement for the acquisition of a target business, we will file a proxy statement with the Securities and Exchange Commission and hold a stockholder vote.  All of our stockholders prior to the IPO, including all of our officers and directors, have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all of our other stockholders with respect to an initial business combination.  After consummation of an initial business combination, these voting safeguards will no longer be applicable.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(1)	Organization and Nature of Business Operations (Continued)

An initial business combination will be consummated only if a majority of the shares of common stock voted by our public stockholders are voted in favor of the initial business combination holders representing less than 20% of the shares sold in the IPO voted by the public stockholders are voted against the transaction and validly exercise their conversion rights.  Public stockholders voting against the initial business combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account.  The per share conversion price will equal the amount in the Trust Account (before payment of the deferred underwriting discounts and commissions of $7.37 million and including interest earned on their pro rata portion of the Trust Account, net of income taxes payable on such interest and net of interest income of up to $3.25 million on the Trust Account balance released to us to fund Working Capital Requirements), calculated as of two business days prior to the consummation of the proposed initial business combination, divided by the number of shares of common stock held by public stockholders at the consummation of the IPO and without regard to the shares held by our founding stockholders.  In the event that public stockholders owning 20% or more of the shares sold in our IPO vote against the initial business combination, no conversions will be effected and the initial business combination will not be consummated.  If the initial business combination is not approved or consummated for any reason, then the public stockholders voting against the initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, but will be entitled to whatever distribution of proceeds is available to public stockholders at the time of liquidation.

If we are unable to complete an initial business combination by January 30, 2009, we will automatically dissolve as promptly as practicable after a plan of dissolution is adopted.  Upon receipt of notice from counsel that we have been dissolved, the trustee will commence liquidating the investments constituting the Trust Account and distribute the proceeds to the public stockholders.  Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to any initial founding stockholders’ shares.  There will be no distribution from the Trust Account with respect to any of the warrants which will expire worthless if we are liquidated as of January 30, 2009.

There is no assurance that the Company will be able to successfully complete a business combination within the time frame discussed above.  That factor and the Company’s declining cash available outside of the Trust Account raise substantial doubt about the Company’s ability to continue as a going concern.  To address some the Company’s liquidity needs, the Company (i) entered into the Series A Purchase Agreement dated November 2, 2007 with Occidental, and (ii) issued a promissory note to Occidental dated on November 2, 2007 that will cover advances up to $3,000,000.  These financing arrangements are described more fully in Note 6 hereto.

Separate trading of our common stock and warrants comprising the units commenced on or about February 23, 2007, and holders of our units may elect to separately trade the common stock and warrants included in our units.  Those units not separated trade on the American Stock Exchange under the symbol NTQ.U and each of the common stock and warrants trade on the American Stock Exchange under the symbols NTQ and NTQ.WS, respectively.

(2)	Summary of Significant Accounting Policies

(a)	Cash Equivalents and Concentrations

We consider all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. We maintain our accounts with financial institutions with high credit ratings.

Cash and cash equivalents held in trust include U.S. Treasury money market fund of $173.9 million  at December 31, 2007.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(2)	Summary of Significant Accounting Policies (Continued)

(b)	Marketable Securities Held In Trust

Investment securities consist of United States Treasury securities.  We classify our treasury securities as held-to-maturity.  Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the "Interest Income" line item in the consolidated statements of operations.  Interest Income is recognized when earned.

(c)	Furniture and Equipment

Furniture and equipment are stated at cost less accumulated depreciation. The costs of the furniture and equipment are depreciated over their estimated useful lives (5 years) utilizing straight line depreciation.

(d)	Income Taxes

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

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(2)	Summary of Significant Accounting Policies (Continued)

(e)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact that the adoption of this statement may have on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement 141R, Business combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements  an amendment to ARB No 51 (Statement 160).  Statements 141R and 160 require most identifiable assets, liabilities.  Noncontrolling interests, and goodwill acquired in a business combination to be recorded at “fu;; fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  Statement 141R will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operation and financial position.

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

(g)	Use of Estimates

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

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(3)	Formation of the Company

On June 20, 2006, NTR Partners LLC purchased 7,812,500 initial founders’ shares of common stock, 2,500,000 initial founders’ warrants, and 1,750,000 performance warrants for a purchase price of $2,525,000 in a private placement in connection with our formation.

These initial founders’ shares of common stock are identical to the shares included in the units issued in connection with the IPO, except that each holder of the initial founders’ shares has agreed (i) in connection with the stockholder vote required to approve an initial business combination, to vote the initial founders’ shares in accordance with a majority of the shares of common stock voted by the public stockholders, and (ii) to waive its the right to participate in any liquidation distribution with respect to the initial founders’ shares if we fail to consummate a business combination.

Each holder of initial founders’ shares has also agreed that it will not to sell or transfer the initial founders’ shares for a period of one year from the date we complete our initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions to waive their rights to participate in a liquidation if we do not consummate our initial business combination and to vote with the majority of public stockholders who vote in connection with our initial business combination. In addition, the initial founders’ shares will be entitled to registration rights commencing on the date on which they become transferable under a warrant agreement.

The initial founders’ warrants are identical to those being issued in the IPO, except that the initial founders’ warrants are nonredeemable so long as they are held by NTR Partners LLC or any of our founders or their permitted transferees.

Each of our founders has agreed that it will not to sell or transfer the any founders’ warrants such founder holds until after we complete our initial business combination, other than to permitted transferees who agree to be subject to these transfer restrictions. In addition, commencing on the date on which they become exercisable, the initial founders’ warrants and the shares of common stock issuable upon exercise of the warrants will be entitled to registration rights under a registration rights agreement dated January 30, 2007.

On December 15, 2006, we purchased from its initial stockholder an aggregate of 1,562,500 outstanding common shares for retirement and all 1,750,000 outstanding performance warrants for cancellation for aggregate nominal consideration of $1.00. These transactions were effected to ensure that the shares included in the units sold in our IPO (as described in Note 7) represented approximately 80% of our outstanding share capital.

(4)         Initial Public Offering

On January 30, 2007, we purchased from our initial stockholder 250,000 outstanding common shares for nominal consideration of $1.00.

On January 29, 2007, the registration statement for our IPO was declared effective and on February 5, 2007 we sold to the public 24,000,000 units at a price of $10.00 per unit yielding net proceeds of approximately $230.4 million.  Each unit consisted of one share of our common stock, $0.001 par value per share, and one redeemable warrant.  Thereafter, on February 20, 2007, the underwriters for our IPO exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 units at $10.00 per unit  providing us with net proceeds of approximately $5.35 million.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

Each warrant entitles the holder to purchase from one share of our common stock at an exercise price of $7.50 commencing on the later of the completion of an initial business combination with a target business or thirteen months after the closing of the IPO (or, March 5, 2008), provided that we have a registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants.  The warrants expire on January 30, 2011 unless earlier exercised or redeemed.  We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of thirty (30) days’ prior written notice, at any time after the warrants become exercisable, and only in the event that the last sale price of the common stock equals or exceeds $14.25 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given, provided that on the date that the notice of redemption is given and during the entire period thereafter until all warrants are redeemed, a registration statement covering the shares of common stock issuable upon exercise of the warrants is in effect and a current prospectus relating to them is available.

Pursuant to the Second Amended and Restated Warrant Agreement, we are only required to use our best efforts to effect the registration of the shares of common stock under the warrants.  We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of the exercise.  Also, in the event that a registration statement is not effective at the time of exercise, the holders of such warrants shall not be entitled to exercise such warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise.  Consequently, the warrants may expire unexercised and unredeemed.

(5)         Private Placement

On February 5, 2007, certain of our founding stockholders purchased in a private placement additional warrants to purchase 3,350,000 shares of our common stock generating gross proceeds of $3.35 million in the aggregate.  These warrants are identical to the warrants contained in the units except that they are not redeemable while held by any of the founding stockholders or their permitted transferees.  The warrants issued in connection with the private placement are subject to certain transfer restrictions.

(6)         Proposed Acquisition

On November 2, 2007, we entered into the Stock Purchase Agreement, for the acquisition of 100% of the outstanding shares of Kern.  The Acquisition is expected to be financed primarily through (i) cash from the Trust Account, (ii) proceeds from the sale of new Convertible Stock to Occidental and (iii) debt financing through Citigroup, or an alternate lender.

The Stock Purchase Agreement calls for the acquisition by us of 100% of the outstanding shares of Kern, comprising 1,000 Class A common shares and 1,000 Class B common shares for a base purchase price of $286.5 million in cash for 100% of Kern’s outstanding capital stock, of which $1.5 million was paid into escrow upon signing and will be forfeited to Casey if our shareholders fail to approve the Acquisition. The base purchase price is subject to adjustment at closing based on estimates to be made by Casey prior to closing of each of Kern’s working capital and inventory value, with the base price to be adjusted upwards or downwards in each case by an amount equal to the difference between Casey’s estimate and an agreed-upon baseline amount. The purchase price will be subject to further adjustment post-closing if statements Kern will prepare promptly thereafter of working capital and inventory differ from Casey’s estimates, with any deficit to be reimbursed by Casey to us and any excess to be paid by us to Casey.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

In order to finance a portion of the purchase price, we entered into the Series A Purchase Agreement with Occidental, under which we will issue to Occidental, upon closing of the Acquisition, shares of our Convertible Stock for aggregate consideration of $35 million, plus the amount of any advances to us up to $3 million under a promissory note, together with any accrued interest thereon.  The price per share of the Convertible Stock is $1,000.  Assuming 38,000 shares of Convertible Stock will be issued upon consummation of the Occidental investment (based on the expected investment by Occidental of $38 million, including up to $3 million in advances but excluding any interest accrued thereon) and a conversion price of $9.52 (based on the average closing price for the 30 trading days immediately preceding announcement of the Acquisition), Occidental would be entitled to convert its shares of Convertible Stock into 3,991,596 shares of our common stock.

Any advances under the promissory note must be used to fund expenses including our operating expenses and expenses related to the Acquisition (or a replacement transaction satisfactory to Occidental if we do not consummate the Acquisition) prior to closing. As of December 31, 2007, Occidental had advanced us $1,500,000, all of which we paid into escrow upon signing of the Stock Purchase Agreement with Casey.  On January 3, 2008, an additional $125,000 was also advanced by Occidental to cover the costs of a filing with the Federal Trade Commission under the HSR.

The promissory note will cover the full amount of $1,625,000 in advances as well as any other advances we receive from Occidental, up to the cap of $3 million, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock.  Occidental has waived any claims against amounts in the Trust Account.

Holders of the Convertible Stock will be entitled to receive annual dividends of $57.50 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), payable in cash on a quarterly basis. Dividends for the Convertible Stock are fully cumulative, accrue from the date of first issuance regardless of whether earned or declared and whether funds are legally available when dividend payments are due, and must be paid when funds become legally available, regardless of whether we have profits. In addition to Occidental’s right to purchase the Convertible Stock, if we do not close the Acquisition but consummate a replacement transaction, Occidental will have the option, exercisable for 90 days after the closing of such replacement transaction, to purchase up to 3% of the capital stock of the surviving entity of the replacement transaction in consideration for any advances.

The Convertible Stock will be subject to mandatory redemption by us on the fifth anniversary of the date of its first issuance (the “redemption date”) at a price per share equal to $1,000 (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends (“the Convertible Stock redemption price”). Each share of Convertible Stock will be convertible at the option of the holder on or prior to the fifth day prior to the redemption date, into a number of shares of our common stock equal to $1,000 divided by the then applicable Convertible Stock conversion price. The Convertible Stock conversion price will be the lower of (i) the closing price per share of our common stock on the American Stock Exchange on the day that immediately preceded the closing date of the Acquisition (or a replacement transaction) and (ii) the average closing price per share of our common stock on the American Stock Exchange for each of the 30 trading days immediately preceding the date on which we announced any such transaction (“the Convertible Stock conversion price”). Based on the average closing price for the 30 trading days immediately preceding announcement of the proposed Acquisition of $9.52, and assuming the investment by Occidental totals the maximum of $38 million, the Convertible Stock would be convertible into 3,991,596 shares of our common stock as of the closing date. The Convertible Stock conversion price is subject to adjustments for certain dilutive events, stock dividends, combinations or subdivisions of common stock, stock reclassifications and reorganizations, mergers, consolidations and asset sales.  The 3,991,596 shares would equal approximately 13% of our common stock outstanding following the conversion, assuming that immediately prior to conversion we had the current number of 30,557,205 shares of common stock issued and outstanding, or approximately 6.5% of our common stock outstanding following the conversion assuming that immediately prior to conversion we have 60,964,410 shares of common stock issued and outstanding (assuming exercise of all 30,407,205 outstanding warrants that become exercisable upon the later of March 5, 2008, or the consummation of the Acquisition).

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

The Convertible Stock is also subject to forced conversion at our option at the Convertible Stock conversion price at any time after the closing price for our common stock on the American Stock Exchange has exceeded 200% of the Convertible Stock conversion price for any 30 consecutive trading days.  Each share of Convertible Stock will entitle its holder to a number of votes equal to the number of shares of our common stock into which such shares of Convertible Stock could be converted and will have voting rights and powers equal to the voting rights and powers of our common stock. In addition, so long as Occidental holds at least 80% of the Convertible Stock issued at consummation of the Acquisition, it will be entitled (but not required) to elect one member to our board of directors.  In the event of our failure to pay cash dividends on the Convertible Stock for two successive dividend payment dates (or to redeem the Convertible Stock) (an “event of default”), then the holders of the Convertible Stock will be entitled to elect two additional directors to our board of directors. If, after the election of the two additional directors, the event of default is cured, then the two additional directors will be removed from office.

(7)         Marketable Securities

The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at December 31, 2007 were as follows:

	Carrying amount	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2007
Held to maturity: U.S. Treasury securities	$49,867,346	$56,404	$0	$49,923,750

These treasury securities classified as held-to-maturity mature within one-year.

(8)         Other Current Assets

Other current assets consist principally of legal fees ($300,653) and the amount ($1,501,803) held in escrow for the down payment of the purchase price related to the proposed acquisition.

(9)         Deferred Offering Costs

Deferred Offering costs as of December 31, 2006 consisted primarily of legal fees related to the initial public offering and were charged to additional paid-in capital at closing of the initial public offering on February 5, 2007.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(10)       Notes Payable

On November 2, 2007, we entered into an agreement to obtain a $3,000,000 loan secured by a promissory note with an unrelated third party at an interest rate of 9.0% per annum.  This promissory note has a term that is the earlier of (i) November 1, 2008 or (ii) such date the lender purchases approved and authorized our Series A Senior Convertible Preferred Stock, par value $0.0001.  In connection with such note, we have an outstanding balance of $1,521,000, which includes accrued interest of $21,000, as of December 31, 2007.

(11)       Income Taxes

Significant components of our deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006

Net operating loss	-	70,552
Organiztional costs	68,853	75,417
Subtotal	68,853	145,969
Valuation allowance	-	(145,969)
Net deferred tax asset	68,853	-

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements
The components of income tax expense for the years ended December 31, 2007 and 2006 are as follows:
	2007	2006
Income tax expense:
Current taxes:
Federal	$2,724,093	$-
State	649,637	-
	3,373,730	-

Deferred taxes:
Federal	$(60,103)	$-
State	(8,750)	-
	(68,853)	-

Income tax expense	$3,304,877	$-

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) and statutory state income tax rate (7.5%) to income before income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Taxes computed at federal statutory rate	$3,003,604	$(124,395)
State taxes, net of federal benefit	447,242	(21,574)
Increases (decreases) in income taxes
resulting from :
Change in valuation allowance	(145,969)	145,969
Total	$3,304,877	$-

The change in the valuation allowance for 2007 is the result of the utilization of the 2006 net operating loss and management’s belief that it is more likely than not that the deferred tax assets will be fully utilized.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(12)       Notes Payable – Related-Party

We issued unsecured promissory notes totaling $49,534, to initial founders related primarily to operating, formation, and facility costs incurred on our behalf. The notes do not bear interest.  We subsequently paid these unsecured promissory notes in full during 2007.

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(13)       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006	June 2, 2006 (Date of Inception) through Ended December 31, 2007

Net income (loss) to common stockholders	$4,235,964	$(365,868)	$3,870,096

Basic earnings per common share:
Weighted average common shares outstanding	28,197,001	7,694,575	20,664,047
Net income (loss) per common share - basic	$0.15	$(0.05)	$0.19

Diluted earnings per common share:
Weighted average common shares outstanding	28,197,001	7,694,575	20,664,047
Effect on dilutive securities:
Warrants	5,688,124	0	3,976,456
Weighted average dilutive common shares outstanding	33,885,125	7,694,575	24,640,503
Net income (loss) per common share - diluted	$0.13	$(0.05)	$0.16

NTR ACQUISITION CO.
(A Corporation in the Development Stage)
Notes to Financial Statements

(14)       Unaudited Quarterly Results

	December 31,		September 30,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-
Operating income (loss)	(473,328)	(208,639)	(492,419)	(18,769)
Net income (loss)	1,032,685	(183,752)	1,178,640	12,361
Income (loss) per share - diluted	0.03	(0.04)	0.03	-
Diluted weighted average
common shares outstanding	37,089,876	4,258,819	36,191,535	8,875,000

	June 30,		March 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-
Operating income (loss)	(351,728)	(180,412)	(304,099)	-
Net income (loss)	1,237,789	(194,477)	786,850	-
Income (loss) per share - diluted	0.03	(0.02)	0.03	-
Diluted weighted average
common shares outstanding	35,775,445	8,875,000	24,558,266	-

PART III

Item 10. Directors, Executive Officers  and Corporate Governance.

Management

Directors and Executive Officers

Our current and planned directors and executive officers are as follows:

Name	Age	Position
D. Duane Gilliam	63	Chairman of the Board of Directors
Mario E. Rodriguez	41	Chief Executive Officer and Director
William E. Hantke	60	Vice Chairman of the Board of Directors and Principal Financial Officer
Henry M. Kuchta	51	Director, President and Chief Operating Officer
Maureen A. Hendricks	56	Director
Buford H. Ortale	46	Director
Randal K. Quarles	50	Director

D. Duane Gilliam has been non-executive chairman of the board of directors of our company since its inception in June 2006 and is chairperson of the governance committee and a member of the compensation and audit committees. He served as executive vice president of corporate affairs of Marathon Ashland Petroleum LLC, a refining, marketing and transportation company from 2001 to 2003, when he retired, and since that time has been on the boards of certain organizations and companies as described below. From 1998 to 2001, he was executive vice president of Marathon Ashland Petroleum LLC, Findlay, Ohio. Between 1993 and 1998, Mr. Gilliam served first as executive vice president of petroleum operations at Ashland Petroleum Company, also a refining, marketing and transportation company, and, thereafter, as senior vice president for Ashland Inc. and president of Ashland Petroleum Company, where he had previously served as group vice president in 1992. He was a member and director of the American Petroleum Institute from 1996 to 2003. During that time, he also served on the API’s downstream committee. Mr. Gilliam served as chairman of the board of directors of the National Petrochemical & Refiners Association, or NPRA, from 2002 to 2004, after having served as vice chairman from 1999 to 2002. He was also a member of the NPRA’s executive committee and issues committee from 1999 to 2002. Furthermore, he served as chairman of the owner representatives board of LOOP LLC from 2001 to 2003. From 2000 to 2003, he served on the board of directors of Colonial Pipeline Company. Since January 2005, he has served on the board of directors of VeraSun Energy.

Mario E. Rodriguez has been a director of our company and chief executive officer since its inception in June 2006. From 2002 to 2006, Mr. Rodriguez was managing director in the global energy group of the investment banking division at Citigroup Global Markets, Inc. In addition, Mr. Rodriguez was a member of the resource steering committee of Citigroup’s investment banking division since 2005. From 2001 to 2002, Mr. Rodriguez was director of the global energy group of Citigroup’s investment banking division, where he had previously served as vice president from 1999 to 2000. From 1996 to 1999, Mr. Rodriguez served as vice president of the natural resources and power group of the investment banking division of J.P. Morgan & Co. Incorporated, after having been an associate in the same group since 1994.

William E. Hantke has been vice chairman of the board of directors and principal financial officer of our company since its inception in June 2006. Mr. Hantke served as executive vice president and chief financial officer of Premcor, Inc., a growth refining company, from 2002 to May 2005, at which time he retired from active employment, although he has since served on the boards of companies in the energy industry, as described below. Mr. Hantke was also corporate vice president of development of Tosco Corporation, a growth refining and marketing company, from 1999 until 2001, where he had previously served as corporate controller from 1993 until 1999. Prior to working at Tosco, Mr. Hantke was senior manager, mergers and acquisitions at Coopers & Lybrand from 1989 to 1990. He also held various positions from 1975 to 1988 at AMAX, Inc., including corporate vice president, operations analysis and senior vice president, finance and administration, metals and mining. He has been a director of NRG Energy since 2006 and non-executive chairman of Process Energy Solutions since November 2006.

Henry M. Kuchta has been a director of our company since September 2006 and our president and chief operating officer since December 2006. Prior to that, he worked as an independent consultant in the refining industry after leaving Premcor in 2005. Mr. Kuchta served as president of Premcor Inc., a growth refining company, from 2003 until September 2005 and as chief operating officer of Premcor Inc. from 2002 until 2005. Prior to that in 2002, Mr. Kuchta served as executive vice president–refining of Premcor Inc. From 2001 until 2002, Mr. Kuchta served as business development manager for Phillips 66 Company, following Phillips’ 2001 acquisition of Tosco Corporation. Prior to joining Phillips, Mr. Kuchta served in various corporate, commercial and refining positions at Tosco Corporation from 1993 to 2001. Before joining Tosco, Mr. Kuchta spent 12 years at Exxon Corporation in various refining, engineering and financial positions, including assignments overseas.

Maureen A. Hendricks has been a director of our company since its inception in June 2006 and is the chairperson of our audit committee and a member of the compensation and governance committees. On her retirement in 2001, Mrs. Hendricks was the head of global energy and power at Salomon Smith Barney, where she also acted as a senior advisory director until 2003, at which time she retired, although she continued to serve as a director of certain companies, including Millipore Corporation, as described below. Mrs. Hendricks started her career at J.P. Morgan & Co. where she served as the head of global debt capital markets, the head of North American fixed income, the head of European equities, and the co-head of global equity derivatives. Mrs. Hendricks has been a member of the board of directors of Millipore Corporation since 1995 and has previously served as the chair of the audit committee and the chair of the management development and compensation committee of that firm. She is currently the chair of the governance committee of Millipore.

Buford H. Ortale has been a director of our company since its inception in June 2006 and is chairperson of the compensation committee and a member of the audit and governance committees. Mr. Ortale is currently president of Sewanee Ventures, a private equity firm that he founded in 1996. Mr. Ortale began his career as an associate with Merrill Lynch’s Merchant Banking Group in New York in 1987, and was a vice president when he left in 1991. In 1993, Mr. Ortale founded and was a director of NationsBank’s High Yield Bond Group, leaving in 1996 as a managing director. Including a stint as a managing director in the Financial Sponsors Group of Deutsche Bank Securities from 2001-2002, he has continued his private equity endeavors through Sewanee Ventures from 1996 to the present. Mr. Ortale has served on the board of directors of several companies, including Ztel, Premiere Technologies, Phyve Corporation, and MusicTrust. He currently sits on the boards of InkStop, TerraCerta, Enliven Partners, and Opteum Inc., a NYSE-listed company of which he chairs the governance committee and is a member of the audit committee.

Randal K. Quarles has been a director of our company since October 2006 and is a member of the compensation and governance committees. Mr. Quarles is currently a managing director with The Carlyle Group in Washington D.C. From August 2001 until October 2006, Mr. Quarles served in a variety of senior roles at the U.S. Department of the Treasury: from August 2005 as Under Secretary of the Treasury for Domestic Finance; from 2002 to 2005 as Assistant Secretary of the Treasury for International Affairs; and from 2001 to 2002 as the United States Executive Director at the International Monetary Fund. From 1984 to 1991 and from 1993 to 2001, Mr. Quarles practiced law in the private sector at Davis Polk & Wardwell, where he was a partner from 1994 to 2001 and co-head of the firm’s Financial Institutions Group from 1996 to 2001. In the interval from 1991 to 1993, Mr. Quarles also served in the Treasury Department: from 1992 to 1993 as Deputy Assistant Secretary for Financial Institutions Policy, and from 1991 to 1992 as Special Assistant to the Secretary of the Treasury.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the first class of directors, consisting of Mr. Ortale and Mr. Quarles, will expire at our first annual meeting of stockholders following consummation of an initial business combination. The term of office of the second class of directors, consisting of Mr. Hantke, Mr. Kuchta and Mr. Rodriguez, will expire at the second annual meeting of stockholders following consummation of an initial business combination. The term of office of the third class of directors, consisting of Mr. Gilliam and Mrs. Hendricks, will expire at the third annual meeting of stockholders following consummation of an initial business combination.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. Through their positions described above, most of our directors have extensive experience in the financial sector, and in the energy industry, and in the refining and marketing sector in particular. However, none of these individuals has been a principal of or affiliated with a blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with any such entity. Nevertheless, we believe that the skills and expertise of these individuals, their collective access to potential target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing our initial business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Meetings and Committees of Our Board of Directors

During the fiscal year ended December 31, 2007, our board of directors held ten meetings. Although we do not have any formal policy regarding director attendance at annual stockholder meetings, we attempt to schedule our annual meetings so that all of our directors can attend. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of ''independent directors,'' which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Mr. Gilliam, Mrs. Hendricks, Mr. Ortale and Mr. Quarles are our independent directors, constituting a majority of our board. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We have established an audit committee consisting of Mr. Gilliam, Mrs. Hendricks and Mr. Ortale, with Mrs. Hendricks serving as chair. As required by the rules of the American Stock Exchange, each of the members of our audit committee is “financially literate,” and we consider Mrs. Hendricks to qualify as an “audit committee financial expert” and “financially sophisticated” as defined under SEC and American Stock Exchange rules, respectively. The responsibilities of our audit committee include:

▪	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

▪
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

▪
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

▪
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

▪
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

▪
establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

▪	preparing the report required by the rules of the SEC to be included in our annual proxy statement;

▪
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

▪
reviewing and approving all payments made to our officers, directors and affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

During the fiscal year ended December 31, 2007, our audit committee held four meetings.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of ''independent directors'' who are ''financially literate'' as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define ''financially literate'' as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mrs. Hendricks satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an ''audit committee financial expert,'' as defined under rules and regulations of the SEC.

Controls and Procedures

As of December 31, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were (i) effective in timely alerting management, including the chief executive officer, of material information about the Company required to be included in periodic SEC filings,  (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (iii) are further designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting since December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nominating and Governance Committee

We have established a governance and nominating committee consisting of Mr. Gilliam, Mrs. Hendricks, Mr. Quarles and Mr. Ortale, with Mr. Gilliam serving as chair.  Each member of the governance and nominating committee is an independent director under the American Stock Exchange’s listing standards.  The functions of our governance and nominating committee include:

▪	recommending qualified candidates for election to our board of directors;

▪	evaluating and reviewing the performance of existing directors;

▪	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

▪	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

The governance and nominating committee met once during the fiscal year ended December 31, 2007.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which are specified in the Governance and Nominating Committee Charter, generally provide that persons to be nominated:

▪	should have demonstrated notable or significant achievements in business, education or public service;

▪
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

▪	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person's candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.  The Governance and Nominating Committee recently amended its charter and the amended charter is attached hereto as Exhibit 99.3.

Compensation Committee, Director and Executive Compensation

The board of directors has established a compensation committee comprised of Mr. Gilliam, Mrs. Hendricks, Mr. Ortale and Mr. Quarles, with Mr. Ortale appointed to act as chairman of the committee, which held one meeting during the fiscal year ended December 31, 2007.  The board of directors adopted a compensation committee charter on December 11, 2007.  The charter is attached hereto as Exhibit 99.4.

Our directors and executive officers do not currently receive any cash or other compensation for their services to us. We have three executive officers—Mario Rodriguez, our chief executive officer; William Hantke, our principal financial officer; and Henry Kuchta, our president and chief operating officer. We expect to negotiate employment agreements with each of these three individuals providing for salary and customary benefits that will be effective upon closing of the Acquisition, which agreements will be subject to the approval of our compensation committee. Our non-employee directors will continue to be entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with fulfillment of their board duties and the board will be developing a plan for board compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, all of our officers, directors, and 10% stockholders have filed reports of ownership for the fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

You should be aware of the following potential conflicts of interest:

•
None of our officers and directors are required to commit his or her full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interests determining to which entity a particular business opportunity should be presented.

•
Although our officers and directors have entered into a non-compete agreement, they may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•
Unless we consummate the Acquisition or an alternate initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them if those expenses exceed the amount of available proceeds not deposited in the Trust Fund Account and the amount of interest income from the Trust Account of up to a maximum of $3,250,000 that was released to us as working capital. The amounts available from the Trust Account interest to fund our working capital were calculated based on management’s estimates of the funds needed to finance our operations for 24 months and to consummate the Acquisition or an alternate initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay a break-up free (as we will be required to do if the Acquisition is not consummated because our shareholders do not approve the transaction), pay exclusivity or similar fees, or if we expend a significant portion of our available funds in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. The financial interest of our officers and directors could influence their motivation in selecting a target business, and therefore they may have a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. Specifically, our officers and directors may tend to favor potential initial business combinations with target businesses that offer to reimburse any expenses that we did not have the funds to reimburse ourselves. We expect any out-of-pocket expenses incurred by our officers and directors through the date of the closing of the Acquisition to be reimbursed from our existing available funds.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such officers and directors were included as a condition to any agreement with respect to an initial business combination.

•
As a result of multiple business affiliations, our officers and directors may have similar legal obligations to present business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria.

•
Subject to certain exceptions, Mr. Gilliam, Mr. Hantke, Mrs. Hendricks, Mr. Ortale and Mr. Rodriguez have agreed that they will be personally liable on a joint and several basis to us if and to the extent claims by third parties reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation because of our failure to complete an initial business combination by January 30, 2009, and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target.

We cannot assure you that any of these conflicts will be resolved in our favor.

Each of our officers and directors has, or may come to have, other fiduciary obligations. A majority of our officers and directors have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors intend to honor their fiduciary obligations. Accordingly, subject to applicable law, they might not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.

Item 11. Executive Compensation.

None of our executive officers or directors have received any compensation for services rendered to us. After the consummation of the Acquisition or an alternate initial business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders.  Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of the American Stock Exchange.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A discussion of our 2008 Equity Incentive Plan can be found above under “Securities Authorized for Issuance Under Equity Compensation Plans.”

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2008, including shares of common stock that may be acquired by such persons within 60 days (including through the exercise of warrants to purchase our common shares), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership	Footnotes	Percent of Class **
Fir Tree, Inc.	2,987,300	(2)	9.78%
NTR Partners LLC*	2,905,654	(3)	9.51%
Mario E. Rodriguez*	2,905,654	(3)	9.51%
William E. Hantke*	2,905,654	(3)	9.51%
Altamira Ventures I LP*	2,905,654	(3)(4)	9.51%
Henry M. Kuchta*	2,908,654	(3)(5)	9.52%
HBK Investments L.P.	2,478,300	(6)	8.11%
Satellite Asset Management, LP	2,300,000	(7)	7.53%
Millenco LLC	2,129,800	(8)	6.97%
QVT Financial LP	1,858,350	(9)	6.08%
Azimuth Opportunity, Ltd.	1,707,053	(10)	5.59%
Deutsche Bank AG	1,609,009	(11)	5.27%
Buford H. Ortale*	1,282,051		4.20%
Sewanee Partners III, L.P.*	423,718	(12)	1.39%
Randal K. Quarles*	402,407		1.32%
Gilliam Enterprises LLC	398,177	(13)	1.30%
Hendricks Family LLLP*	398,177	(14)	1.30%
Maureen A. Hendricks*	189,816		0.62%
D. Duane Gilliam*	-		0.00%
All executive officers and directors as a group (7 individuals)	6,003,000		19.65%

*	All of these persons and entities together are the inside stockholders.
**	Based on 30,557,205 shares of common stock issued and outstanding as of March 11, 2008.
(1)	Unless otherwise indicated, the business address of each of the executive officers and directors is 100 Mill Plain Road, Suite 320, Danbury, CT 06811.
(2)
Fir Tree, Inc. (“Fir Tree”) is the investment manager of both Sapling, LLC (“Sapling”) and Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”). Sapling and Fir Tree Capital Opportunity are the beneficial owners of 2,569,856 shares and 417,444 shares, respectively. Fir Tree may be deemed to beneficially own the shares held by Sapling and Fir Tree Capital Opportunity as a result of being the investment manager of Sapling and Fir Tree Capital Opportunity. Sapling may direct the vote and disposition of 2,569,856 shares of Common Stock. Fir Tree Capital Opportunity may direct the vote and disposition of 417,444 shares of Common Stock. Fir Tree has been granted investment discretion over the shares held by Sapling and Capital Opportunity. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G/A filed with the SEC on February 14, 2008.

(3)
These shares are owned of record by NTR Partners LLC, except, in the case of Mr. Kuchta, for the 3,000 public shares purchased separately by him, as described under note (4) below. NTR Partners LLC is owned by Mr. Rodriguez (55.2%), Mr. Hantke (18.2%), Altamira Ventures I LP (14.5%) and Mr. Kuchta (12.1%). Beneficial ownership of the shares of our common stock held of record by NTR Partners LLC is attributed in the table above to each of Mr. Rodriguez, Mr. Hantke, Altamira Ventures I LP and Mr. Kuchta due to the fact that the ownership interest of each in NTR Partners LLC may be viewed as providing them with full or shared dispositive or voting power over all of these shares, although each of Mr. Rodriguez, Mr. Hantke, Altamira Ventures I LP and Mr. Kuchta disclaims beneficial ownership of the shares of our common stock held by NTR Partners LLC in excess of his or its percentage ownership of that entity.

(4)	Altamira Ventures I LP is a New York limited partnership jointly controlled by our Chief Executive Officer Mario E. Rodriguez and members of his family.
(5)
These shares include the shares owned of record by NTR Partners LLC, as described under note (2) above, as well as 3,000 public shares Mr. Kuchta purchased separately in the open market on February 27, 2007. Mr. Kuchta also purchased 3,000 public warrants in the open market on the same date.

(6)
HBK Investments L.P. shares voting power on 2,478,300 shares together with HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC and each disclaims beneficial ownership of these shares. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G/A filed with the SEC on February 8, 2008.

(7)
Satellite Fund Management LLC (“Satellite Fund Management”) is the general partner of Satellite Asset Management, L.P., which owns 2,300,000 shares. Satellite Fund Management and Satellite Asset Management share dispositive power on these shares. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the SEC on February 13, 2008.

(8)
Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the manager of Millenco LLC, a Delaware limited liability company (“Millenco”) (formerly known as Millenco, L.P.), and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G/A filed with the SEC on February 5, 2008.

(9)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 1,633,560 shares, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 180,881 shares. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 43,909 shares. QVT Financial has the power to direct the vote and disposition of the shares held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,858,350 shares, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares reported by QVT Financial. QVT Associates GP LLC, as general partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,814,441 shares. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G/A filed with the SEC on February 6, 2008.

(10)	Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the SEC on August 17, 2007.
(11)
Deutsche Bank AG beneficially owns 1,609,009 shares and has sole power to vote or direct the vote of such shares. Information with respect to beneficial ownership is based upon information furnished in a Schedule 13G filed with the SEC on February 6, 2008.

(12)	Sewanee Partners III, L.P. is an investment fund advised by Sewanee Ventures LLC, a Tennessee limited liability company, of which our director Buford H. Ortale is the president.
(13)	Gilliam Enterprises LLC is a Delaware limited liability company jointly controlled by our chairman, D. Duane Gilliam, and his wife.
(14)
Hendricks Family LLLP is a Florida limited liability limited partnership jointly controlled by our director Maureen A. Hendricks and her husband. The business address of Hendricks Family LLLP is 530 Bay Drive, Vero Beach, FL 32963.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Prior to the IPO, we sold to NTR Partners LLC 6,250,000 initial founders’ shares and 2,500,000 initial founders’ warrants for an aggregate purchase price of $2,525,000 in a private placement in connection with the formation of our company. Our director Mr. Ortale, Hendricks Family LLLP (affiliated with our director Mrs. Hendricks) and Gilliam Enterprises LLC (affiliated with our chairman Mr. Gilliam) were then all members of NTR Partners LLC, and our director Mr. Quarles became a member in connection with his appointment as a director in October 2006. All four of those members redeemed their membership interests in NTR Partners LLC shortly prior to the date of the IPO in exchange for their pro rata shares of the initial founders’ shares and warrants that NTR Partners LLC held. Mr. Ortale subsequently transferred a portion of his initial founders’ shares to Sewanee Partners III, L.P., an investment fund with which he is affiliated. The remaining members of NTR Partners LLC were all of our officers (Messrs. Rodriguez, Kuchta and Hantke) and Altamira Ventures I LP, an entity affiliated with Mr. Rodriguez, who continue to beneficially own the founders’ securities held by NTR Partners LLC. Immediately prior to the IPO, NTR Partners LLC, Mr. Ortale, Sewanee Partners III, L.P., Hendricks Family LLLP, Gilliam Enterprises LLC and Mr. Quarles also collectively purchased an additional 3,350,000 founders’ warrants at a price of $1.00 per warrant ($3.35 million in the aggregate) in a private placement. The initial founders’ shares are identical to the public shares, except that each of our founders, to whom we also refer as the “inside stockholders,” has agreed (i) to vote his, her or its initial founders’ shares in accordance with the majority of the shares of common stock voted by our public stockholders in connection with the vote on any initial business combination, and (ii) to waive any right to receive a liquidation distribution in the event we fail to consummate an initial business combination. They have each also agreed to vote any public shares acquired in favor of the acquisitions. Of the inside stockholders, only Mr. Kuchta has acquired public shares, in an amount of 3,000 shares. The founders’ warrants are identical to those sold in the IPO, except that they will be non-redeemable so long as they are held by any of our founders or their permitted transferees.

Transfer Restrictions

Each of the inside stockholders has agreed not to sell or transfer any initial founders’ shares such inside stockholder holds for a period of one year from the date we complete our initial business combination and not to sell or transfer any initial founders’ warrants until after we complete our initial business combination, except in each case to permitted transferees who agree in writing to be subject to the same transfer restrictions and to vote with the majority of public stockholders in connection with our initial business combination. The permitted transferees are any of our founders, are our officers, directors and employees and other persons or entities associated with our founders.

Registration Rights Agreement

On January 30, 2007, we entered into an agreement with each of our inside stockholders granting them the right to demand that we register (a) the resale of the initial founders’ shares at any time after the date on which they are no longer subject to transfer restrictions, and (b) the founders’ warrants and the shares of common stock underlying the founders’ warrants after the relevant warrants become exercisable by their terms. We will bear the expenses incurred in connection with the filing of any such registration statements.

Reimbursement of Officer and Director Expenses

As of October 15, 2006, Mr. Rodriguez, our chief executive officer and a member of our board of directors, had advanced on our behalf a total of $44,351, and Mr. Hantke, our principal financial officer, had advanced on our behalf a total of $5,183, which amounts together were used to pay a portion of the expenses of the IPO and our organization. These advances were non-interest bearing and unsecured and were repaid after consummation of our IPO out of the proceeds of the IPO that were not required to be placed in the Trust Account.

We reimburse our officers, directors and affiliates for any other reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the Trust Account and interest income of up to $3.25 million on the balance in the Trust Account, there is no limit on the amount of out-of-pocket expenses that may be incurred. The audit committee of our board of directors reviews and approves all payments made to our officers, directors and affiliates. Any payments made to members of our audit committee are reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account and interest income of up to $3.25 million on the balance in the Trust Account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination and negotiate reimbursement of these expenses as part of the acquisition terms. We expect to reimburse all of our officers, directors and their affiliates for approved expenses prior to closing of the Acquisition out of the funds we currently have available.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, have been or will be paid to any of our officers or directors prior to closing of the Acquisition.

Policies for Review of Related Party Transactions

Our audit committee reviews any transaction with an officer or director and any transaction with a member of the audit committee is reviewed by the board of directors. We have written disclosure controls and procedures. These have been implemented as needed based on our status as a corporation in the development stage. The audit committee and our external auditors review our periodic filings. The audit committee also ensures compliance by us and our management on a periodic basis with our certificate of incorporation regarding specified matters, such as the withdrawal of funds from the Trust Account.

Item 14. Principal Accountant Fees and Services.

The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our independent registered public accounting firm were $119,250 for the services they performed in connection with various audits, and our initial public offering including review of the registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Non Audit-Related Fees

During 2007, our independent registered public accounting firm did not render services to us for non audit-related services.

Tax Fees

During 2007, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.  The audit committee approved all of our audit related services for 2007.

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

NTR Acquisition Co.

Dated: March 7, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mario E. Rodriguez	Director and Chief Executive Officer	March 7, 2008
Mario E. Rodriguez

/s/ D. Duane Gilliam	Chairman of the Board of Directors	March 7, 2008
D. Duane Gilliam

/s/ William E. Hantke	Vice Chairman of the Board of Directors and Principal Financial Officer	March 12, 2008
William E. Hantke

/s/ Henry M. Kuchta	Director, President and Chief Operating Officer	March 10, 2008
Henry M. Kuchta

/s/ Maureen A. Hendricks	Director	March 7, 2008
Maureen A. Hendricks

/s/ Buford H. Ortale	Director	March 9, 2008
Buford H. Ortale

/s/ Randal K. Quarles	Director	March 7, 2008
Randal K. Quarles

EXHIBIT INDEX

Exhibit
No.	Description

1.1†	Form of Underwriting Agreement

3.1†	Form of Second Amended and Restated Certificate of Incorporation

3.2††	Form of Third Amended and Restated Certificate of Incorporation

3.3†	Form of Amended and Restated Bylaws

4.1†	Specimen Unit Certificate

4.2†	Specimen Common Stock Certificate

4.3†	Form of Second Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company

4.4†	Amended Form of Founders’ Warrant Certificate

4.7†	Amended Form of Warrant Certificate for Public Warrants

10.1†	Amended Form of Letter Agreement between the Registrant and founding shareholders other than directors and officers

10.3†	Amended Form of Letter Agreement between the Registrant and each director and officer

10.4†	Initial Founders’ Securities Purchase Agreement, dated as of June 20, 2006, between the Registrant and NTR Partners LLC

10.5†	Form of Registration Rights Agreement among the Registrant, NTR Partners LLC and the persons named therein

10.6†	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers

10.7†	Form of Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company

10.8†	Form of Additional Founders’ Warrant Purchase Agreement

10.9††	Stock Purchase Agreement Between Casey Co. and NTR Acquisition Co.

10.10††	Escrow Agreement By and Among Casey Co., NTR Acquisition Co. and Fiduciary Trust International of California

10.11††	Form of NTR Energy Company 2008 Equity Incentive Plan

10.12††	Series A Convertible Preferred Stock Purchase Agreement By and Between NTR Acquisition Co. and Occidental Petroleum Investment Co.

10.13††	Certificate of Designations, Preferences and Rights of Series A Senior Convertible Preferred Stock of NTR Acquisition Co.

10.14††	NTR Acquisition Co. Promissory Note

10.15††	Form of Shareholders Rights Agreement By and Between NTR Acquisition Co., NTR Partners LLC and Occidental Petroleum Investment Co

10.16††	Form of Registration Rights Agreement Among NTR Acquisition Co. and Occidental Petroleum Investment Co

14.1†	Form of Code of Conduct and Ethics

23.1	Consent of KPMG

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1†	Form of Charter of Audit Committee

99.2†	Form of Charter of Governance and Nominating Committee

99.3	Charter of Governance and Nominating Committee of the Board of Directors

99.4	Compensation Committee Charter

†Incorporated by reference to the corresponding exhibit to our Registration Statement on Form S-1 (File No. 333-135394).

†† Incorporated by reference to an annex filed with our Revised Preliminary Proxy Statement on Schedule 14A filed on February 12, 2008 (File No. 001-33279)