Form 10-Q
period 2008-03-31
NTR Acquisition Co.
filed 2008-05-14
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)                                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 12, 2008, the number of outstanding shares of the Registrant’s common stock, $0.001 par value per share was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Cash and cash equivalents	$612,291	$1,658,019
Cash and cash equivalents held in trust	244,850,305	193,940,235
Marketable securities held in trust	-	49,867,346
Prepaid federal taxes	530,823	105,823
Other current assets	126,662	1,844,705
Total current assets	246,120,081	247,416,128
Deferred tax asset	620,492	68,853
Furniture and equipment, net	5,143	5,418
Other assets	6,756	6,756
Total assets	$246,752,472	$247,497,155

Liabilities and Stockholders' Equity
Notes payable current	$1,772,263	$1,521,000
Accrued expenses	142,159	364,329
Accrued state taxes	217,233	123,362
Deferred underwriting discount	7,367,162	7,367,162
Total current liabilities	9,498,817	9,375,853

Common stock, subject to possible redemption; 4,911,439 shares
at $9.78 per share	48,033,873	48,033,873
Deferred interest attributable to common stock subject to possible
redemption (net of taxes of $953,720 and $825,120, respectively)	1,494,855	1,293,289

Commitments and contingencies	-	-

Series A convertible preferred stock, $0.0001 par value,
1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares;
issued and outstanding 30,557,205 and 30,557,205 shares at
March 31, 2008 and December 31, 2007, respectively.	30,557	30,557
Additional paid-in capital	184,893,487	184,893,487
Earnings accumulated during the development stage	2,800,883	3,870,096
Total stockholders' equity	187,724,927	188,794,140
Total liabilities and stockholders' equity	$246,752,472	$247,497,155

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	June 2, 2006 (Date of inception) through March 31, 2008
Operating expenses:
Professional services	$381,989	$125,805	$1,361,751
Rent and facilities	15,329	10,775	81,570
Formation and operating	230,938	167,519	1,214,329
	628,256	304,099	2,657,650
Loss from operations before other income and income tax expense	(628,256)	(304,099)	(2,657,650)
Other income (expense):
Interest income	1,668,133	1,896,921	12,369,606
Interest expense	(37,417)	-	(58,417)
Acquisition expenses	(2,074,699)	-	(2,074,699)
State taxes other than income	(347,046)	(153,750)	(529,863)
Other income (expense)	(791,029)	1,743,171	9,706,627
Income (loss) before income tax expense	(1,419,285)	1,439,072	7,048,977

Income tax expense (benefit)	(551,638)	422,812	2,753,239
Net income (loss)	(867,647)	1,016,260	4,295,738
Deferred interest, net of taxes, attributable to Common stock subject to possible redemption	(201,566)	(229,410)	(1,494,855)
Net income (loss) attributable to common stock	$(1,069,213)	$786,850	$2,800,883
Earnings (loss) per share:
Basic	$(0.04)	$0.04	$0.11
Diluted	(0.04)	0.03	0.10
Weighted average shares outstanding:
Basic	30,557,205	20,985,265	24,826,780
Diluted	30,557,205	24,558,266	29,159,128

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Unaudited)

				Earnings
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Values	Capital	Stage	Total
Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Issuance of common shares to initial founders	7,812,500	7,813	2,267,085	-	2,274,898
Issuance of 4,250,000 warrants to initial founders	-	-	250,101	-	250,101
Cash contribution made by initial founders	-	-	5,000	-	5,000
Common stock repurchased from initial founders for $1.00 and performance warrants cancelled	(1,562,500)	(1,563)	1,562	-	(1)
Net loss attributable to common stock	-	-	-	(365,868)	(365,868)
Balances at December 31, 2006	6,250,000	6,250	2,523,748	(365,868)	2,164,130
Common stock repurchased for $1.00	(250,000)	(250)	249	-	(1)
Sale of 24,557,205 units, net of underwriter’s discount and offering costs	24,557,205	24,557	227,173,506	-	227,198,063
Net proceeds subject to possible redemption of 4,911,439 shares	-	-	(48,033,873)	-	(48,033,873)
Proceeds from sale of warrants to founders	-	-	3,350,000	-	3,350,000
Additional offering costs	-	-	(120,143)	-	(120,143)
Net income attributable to common stock	-	-	-	4,235,964	4,235,964
Balances at December 31, 2007	30,557,205	30,557	184,893,487	3,870,096	188,794,140
Net loss attributable to common stock	-	-	-	(1,069,213)	(1,069,213)
Balances at March 31, 2008	30,557,205	$30,557	$184,893,487	$2,800,883	$187,724,927

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	June 2, 2006 (Date of inception) through March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(1,069,213)	$786,852	$2,800,883
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	275	-	367
Deferred tax asset	(551,639)	(72,647)	(620,492)
Deferred interest attributable to common stock
subject to possible redemption	201,566	229,410	1,494,855
Changes in assets and liabilities:
Prepaid federal taxes	(425,000)	-	(530,823)
Other assets	1,718,043	(189,519)	(133,418)
Accrued state taxes	93,871	498,860	217,233
Accrued expenses	(222,170)	(707,844)	184,958
Notes payable to initial founders	-	(40,178)	-
Net cash (used in) provided by operating activities	(254,267)	504,934	3,413,563

Cash flows from investing activities:
Cash held in trust account	(50,910,070)	(142,870,189)	(244,850,302)
Maturity (purchase) of marketable securities held in trust	49,867,346	(98,827,600)	-
Purchase of fixed assets	-	-	(5,510)
Net cash used in investing activities	(1,042,724)	(241,697,789)	(244,855,812)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	-	-	2,279,899
Proceeds from sale of warrants to initial founders	-	3,350,000	3,600,101
Repurchase of common stock and performance warrants	-	-	(1)
Proceeds from initial public offering, net of underwriter’s discount and offering costs	-	235,628,320	234,402,278
Proceeds from notes payable	251,263	-	1,772,263
Net cash provided by financing activities	251,263	238,978,320	242,054,540
Net (decrease) increase in cash	(1,045,728)	(2,214,535)	612,291

Cash and cash equivalents, beginning of period	1,658,019	2,423,747	-
Cash and cash equivalents, end of period	$612,291	$209,212	$612,291

Noncash financing activities:
Accrual of deferred offering costs	$-	$255,105	$1,164,962
Accrual of deferred underwriter fee	-	7,367,162	7,367,162
Supplementary Disclosures
Taxes Paid	$(678,175)	$(150,348)	$(4,222,267)

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

(1)	Organization and Nature of Business Operations

NTR Acquisition Co. (the “Company”) a blank check company, was incorporated under the laws of the State of Delaware on June 2, 2006. The Company was formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination (an “Initial Business Combination”), one or more businesses or assets in the energy industry, with a particular focus on businesses or assets involved in the refining, distribution and marketing of petroleum products in North America. The Company’s Second Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate an Initial Business Combination by January 30, 2009, and there is no assurance that the Company will be able to successfully effect an Initial Business Combination by that date.

Primarily all activity through March 31, 2008 relates to the Company’s formation, organizational activities, the completion of its initial public offering described below and activities relating to identifying and evaluating prospective acquisition candidates.  The Company has not yet commenced any commercial operations.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31st as its fiscal year end.

On January 29, 2007, the registration statement of the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission.  The Company consummated the Offering on February 5, 2007 selling 24,000,000 units (each a “Unit”) at a price of $10.00 per Unit yielding net proceeds of approximately $230.4 million.  Thereafter, on February 20, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.  Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and one redeemable warrant (each a “Warrant”).  See Note 4 - “Initial Public Offering,” for a complete discussion.  The net proceeds of the Offering and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) is held in a trust account at Morgan Stanley & Co., Inc. with American Stock Transfer & Trust Company, as trustee (the “Trust Account”), and invested in United States Treasury securities until the earlier of the consummation of our Initial Business Combination or the distribution of the Trust Account as described below.  At March 31, 2008, the amount of $244,850,305 was being held in the Trust Account, which represents approximately $9.97 per share (excluding 6,000,000 shares of Common Stock owned by our founding stockholders, as such shares do not have liquidation rights).

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

(2)	Summary of Significant Accounting Principles

(a)           Basis of Presentation

The financial statements of the Company at March 31, 2008, for the three months ended March 31, 2008 and 2007, and for the period from June 2, 2006 (inception) to March 31, 2008 (cumulative), are unaudited.  In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from June 2, 2006 (inception) to March 31, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.  Comparative financial statements for the periods ended March 31, 2008 reflect the results of operations and cash flows for the three months ended March 31, 2008 and 2007, and the period from June 2, 2006 (inception) to March 31, 2008, respectively.

There is no assurance that the Company will be able to successfully complete an Initial Business Combination within the time frame discussed above.  That factor and the Company’s declining cash available outside of the Trust Account raise doubts about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  To address some of the Company’s liquidity needs, the Company (i) entered into the Series A Purchase Agreement dated November 2, 2007 with Occidental, and (ii) issued a promissory note to Occidental dated on November 2, 2007 that will cover advances up to $3,000,000.  The terms of the promissory note are also described in Note 7 to the unaudited interim financial statements included herein.  These financing arrangements are described more fully in Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the "Interest Income" line item in the statements of operations.  Interest Income is recognized when earned.

(d)           Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement 141R, Business combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities. Noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

(e)           Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share gives effect to the potential dilution of earnings which could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in earnings, if dilutive.

The 30,557,205 warrants to purchase Common Stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended March 31, 2008.

(f)           Use of Estimates

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

(4)	Initial Public Offering

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

(6)	Other Current Assets

Other current assets at March 31, 2008 consist of $126,662 for prepayments.  As of December 31, 2007, other current assets consisted of $23,457 for prepayments and $1,821,248 of legal and other fees incurred through December 31, 2007 that were related to the proposed acquisition. In late March 2008, the board of directors authorized management to enter into a mutual release and termination agreement with Casey Co. Management decided not to pursue the proposed business combination with Kern and communicated this decision to Casey Co. prior to March 31, 2008. A Termination Agreement and Mutual Release to terminate the Purchase Agreement was executed on April 3, 2008.  Accordingly, these costs were charged to the statement of operations and reported in the other income and expense section of the statement of operations.

(7)	Notes Payable

On November 2, 2007, the Company entered into an agreement to obtain a $3,000,000 loan secured by a promissory note with an unrelated third party at an interest rate of 9.0% per annum.  This promissory note has a term that is the earlier of (i) November 1, 2008 or (ii) such date the lender purchases approved and authorized Series A Senior Convertible Preferred Stock, par value $0.0001, of the Company.  In connection with such note, the Company has an outstanding balance of $1,772,263, which includes accrued interest of $58,417, as of March 31, 2008.

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	June 2, 2006 (Date of inception) through September 30, 2007

Net income (loss) to common stockholders	$(1,069,213)	$786,850	$2,800,883

Basic earnings per common share:
Weighted average common shares outstanding	30,557,205	20,985,265	24,826,780
Net income (loss) per common share - basic	$(0.04)	$0.04	$0.11

Diluted earnings per common share:
Weighted average common shares outstanding	30,557,205	20,985,265	24,826,780
Effect on dilutive securities:
Warrants	-	3,573,001	4,332,348
Weighted average dilutive common shares outstanding	30,557,205	24,558,266	29,159,128
Net income (loss) per common share - diluted	$(0.04)	$0.03	$0.10

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

As of March 31, 2008, approximately $244.85 million was held in the Trust Account.  We also had $612,291 of unrestricted cash available outside the Trust Account to us for our activities in connection with identifying and conducting due diligence of a suitable Initial Business Combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through March 31, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment, and private placement of common stock and warrants that were placed in trust	$232,757,003
Deferred underwriting discounts and commissions	7,367,162
Total interest earned inception to date through March 31, 2008	12,242,881
Less total interest disbursed for working capital and payment of taxes inception to date through March 31, 2008	7,516,741
Total funds held in Trust Account through March 31, 2008	$244,850,305

For the quarter ended March 31, 2008, we paid an aggregate of approximately $1.67 million in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•
expenses for due diligence and investigation of prospective target businesses, including expenses associated with the proposed Acquisition (as defined below) and the Termination and Release Agreement (as defined below);

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

There is no assurance that the Company will be able to successfully complete an Initial Business Combination within the time frame discussed above.  That factor and the Company’s declining cash available outside of the Trust Account raise doubts about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  To address some of the Company’s liquidity needs, the Company (i) entered into the Series A Purchase Agreement dated November 2, 2007 with Occidental, and (ii) issued a promissory note to Occidental dated on November 2, 2007 that will cover advances up to $3,000,000.  The terms of the promissory note are also described in Note 7 to the unaudited interim financial statements included herein.  These financing arrangements are described more fully in Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued FASB Statement 141R, Business combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No 51 (Statement 160).  Statements 141R and 160 require most identifiable assets, liabilities.  Noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  Statement 141R will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operation and financial position.

Recent Developments

In the first quarter of 2008, from interest earned on the funds held in the Trust Account, we did not withdraw any funds for operating expenses, including expenses associated with the proposed Acquisition and the Termination and Release Agreement, paid taxes of $525,000 and paid Morgan Stanley fees in the amount of $83,105.  As of March 31, 2008, after giving effect to such activity, approximately $244.85 million was held in the Trust Account.  We also had $612,291 of unrestricted cash available outside of the Trust Account to us for our activities in connection with identifying and conducting the due diligence of a suitable Initial Business Combination, and for general corporate matters.

On November 2, 2007, we entered into a share purchase agreement (the “Purchase Agreement”) to acquire, directly or indirectly (the “Acquisition”), 100% of the outstanding shares of Kern Oil & Refining Co., a California oil refining and marketing company (“Kern”), from Casey Co., a privately held California company (“Casey”), for a base purchase price of $286.5 million in cash, subject to adjustment to reflect the amount of Kern’s working capital and the value of its inventory at the time of closing.

On April 3, 2008, we entered into a Termination Agreement and Mutual Release (the “Termination and Release Agreement”) to terminate the Purchase Agreement.  In connection with this termination, we, together with Casey, agreed to release for payment to Casey the $1.5 million purchase price deposit that we had paid into escrow at the signing of the Purchase Agreement.  Under the terms of the Termination and Release Agreement, each party agreed to a release of claims against the other.

Also on November 2, 2007, the Company and Occidental Petroleum Investment Co. (“Occidental”), a California corporation wholly owned by Occidental Petroleum Corporation, entered into a Series A Senior Convertible Preferred Stock Purchase Agreement (the “Convertible Stock Purchase Agreement”), under which Occidental will purchase, upon closing of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination in the energy business acceptable to Occidental (a “Replacement Transaction”), shares of new Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Stock”), to be issued to it by the Company for the aggregate consideration of $35 million, plus the amount of any advances to the Company up to $3 million (an “Advance”) together with any accrued interest thereon.  Any Advances to the Company will be made to fund operating expenses and expenses related to a Replacement Transaction prior to closing.  As of March 31, 2008, Occidental has advanced $1,713,845 to the Company.  We have issued a promissory note to Occidental for the full amount of any Advances, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. Occidental has waived any claims against amounts in the Trust Account.

If we consummate a Replacement Transaction, Occidental will have the option to purchase up to three percent of the capital stock of the surviving entity of the Replacement Transaction in consideration for any Advances.

The Convertible Stock is subject to mandatory redemption by the Company on the fifth anniversary of the date of its first issuance (the “redemption date”) at a price per share equal to $1,000 (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends.  Each share of Convertible Stock will be convertible at the option of the holder on or prior to the fifth day prior to the redemption date, into a number of shares of Common Stock equal to $1,000 divided by the conversion price.  The conversion price will be the lower of (i) the closing price per share of Common Stock on the day that immediately preceded the closing date of a Replacement Transaction and (ii) the average of the closing price for each of the thirty (30) trading days immediately preceding the date on which the Company announced any such transaction, subject to adjustments for certain dilutive events, stock combinations and stock reclassifications and reorganizations.  The Convertible Stock is also subject to forced conversion at the option of the Company at the conversion price at any time after the mean closing price for Common Stock on the American Stock Exchange for any thirty (30) consecutive trading days has exceeded 200% of the conversion price for the Convertible Stock.

The Convertible Stock Purchase Agreement contemplates that the Company, Occidental, and our founding shareholders will enter into a Shareholders’ Rights Agreement (the “Shareholders’ Agreement”) under which, among other things, we will grant Occidental certain rights, including (i) a right of first refusal in future equity offerings by the Company, subject to certain customary exceptions; (ii) for two years after closing of a Replacement Transaction, the right to exchange the Convertible Stock into debt of the Company in connection with specified types of debt issuances; and (iii) approval rights over specified corporate actions by the Company that would affect the rights of the holders of the Convertible Stock.  The Shareholders Agreement will impose certain restrictions on Occidental’s ability to transfer the Convertible Stock, including a prohibition on transfer without our consent for six months after closing of a Replacement Transaction.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $620,492.  The Company’s effective tax rate was approximately 0% and 39.06% for the periods ended March 31, 2008 (quarter and from inception (June 2, 2006) through March 31, 2008).Such effective tax rates differ from the Federal Statutory rate of 34% because of the impact of state income taxes and the reversal of previously established valuation allowances on deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to formation and organizational activities, activities relating to our Offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and activities related to consummating our Initial Business Acquisition, including the Acquisition. We have neither engaged in any operations nor generated any revenues. As the proceeds from our Offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of March 31, 2008, approximately $244.85 million was held in the Trust Account. The proceeds held in trust (including approximately $7.4 million of deferred underwriting discounts and commissions) have been invested in treasury securities or in a money market fund that invests principally in short-term securities issued or guaranteed by the United States of America. As of March 31, 2008, the effective annualized interest rate payable on our investments was approximately 2.63%. Assuming no other changes to our holdings as of March 31, 2008, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2008 would result in a decrease of approximately $634,271 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

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

Item 4T.  Controls and Procedures

The certificates of the Company's chief executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2008, the Company's chief executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, with the participation of its chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.  This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K, except that the proposed Acquisition was terminated on April 3, 2008, therefore the risk factors associated with that business combination with Kern are no longer applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2008.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Termination Agreement and Mutual Release Agreement dated April 3, 2008 by and between the Company and Casey Co.†

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

_________________
† Filed as Exhibit 10.1 to the Company's Form 8-K on April 4, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTR Acquisition Co.

Dated: May 13, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Chief Executive Officer

Dated: May 13, 2008	By:	/s/ William E. Hantke
William E. Hantke Principal Financial Officer