Form 10-Q
period 2008-06-30
NTR Acquisition Co.
filed 2008-08-12
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  001-33279
_______________

NTR ACQUISITION CO.
(Exact name of registrant as specified in its charter)
_______________

Delaware	13-4335685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Mill Plain Road, Suite 320
Danbury, CT  06811
(Address of principal executive office)

(203) 546-3437
(Registrant’s telephone number, including area code)

_______________

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

As of August 8, 2008, the number of outstanding shares of the Registrant’s common stock, $0.001 par value per share was [24,557,205 (excluding 6,000,000] shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Cash and cash equivalents	$251,044	$1,658,019
Cash and cash equivalents held in trust	245,713,121	193,940,235
Marketable securities held in trust	-	49,867,346
Prepaid federal taxes	530,823	105,823
Other current assets	93,396	1,844,705
Total current assets	246,588,384	247,416,128
Deferred tax asset	526,417	68,853
Furniture and equipment, net	4,867	5,418
Other assets	6,756	6,756
Total assets	$247,126,424	$247,497,155

Liabilities and Stockholders' Equity
Notes payable current	$2,226,260	$1,521,000
Accrued expenses	32,675	364,329
Accrued state taxes	99,363	123,362
Deferred underwriting discount	7,367,162	7,367,162
Total current liabilities	9,725,460	9,375,853

Common stock, subject to possible redemption; 4,911,439 shares
at $9.78 per share	48,033,873	48,033,873
Deferred interest attributable to common stock subject to possible
redemption (net of taxes of $1,045,803 and $825,120, respectively)	1,639,186	1,293,289

Commitments and contingencies	-	-

Series A convertible preferred stock, $0.0001 par value,
1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares;
issued and outstanding 30,557,205 and 30,557,205 shares at
June 30, 2008 and December 31, 2007, respectively.	30,557	30,557
Additional paid-in capital	184,893,487	184,893,487
Earnings accumulated during the development stage	2,803,861	3,870,096
Total stockholders' equity	187,727,905	188,794,140
Total liabilities and stockholders' equity	$247,126,424	$247,497,155

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					June 2, 2006
	Three	Three	Six	Six	(Date of
	Months	Months	Months	Months	inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
Operating expenses:
Professional services	$58,548	$99,704	$440,537	$225,509	$1,420,299
Rent and facilities	9,869	11,951	25,198	22,726	91,439
Formation and operating	217,011	240,073	447,949	407,592	1,431,340
	285,428	351,728	913,684	655,827	2,943,078
Loss from operations before other income and income tax expense	(285,428)	(351,728)	(913,684)	(655,827)	(2,943,078)
Other income and (expense):
Interest income	1,184,223	2,972,138	2,852,356	4,869,059	13,553,828
Interest expense	(45,998)	-	(83,415)	-	(104,415)
Acquisition expenses	(428,284)	-	(2,502,983)	-	(2,502,983)
State taxes other than income	(183,130)	-	(530,176)	(153,750)	(712,993)
Other income (expense)	526,811	2,972,138	(264,218)	4,715,309	10,233,437
Income (loss) before income tax expense	241,383	2,620,410	(1,177,902)	4,059,482	7,290,359

Income tax expense (benefit)	94,074	1,020,146	(457,564)	1,442,958	2,847,312
Net income (loss)	147,309	1,600,264	(720,338)	2,616,524	4,443,047
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(144,331)	(362,475)	(345,897)	(591,885)	(1,639,186)

Net income (loss) attributable to common stock	$2,978	$1,237,789	$(1,066,235)	$2,024,639	$2,803,861
Earnings (loss) per share:
Basic	$0.01	$0.05	$(0.04)	$0.08	$0.12
Diluted	0.01	0.03	(0.04)	0.07	0.10
Weighted average shares outstanding:
Basic	30,557,205	30,557,205	30,557,205	25,797,677	23,036,319
Diluted	37,221,921	36,421,525	30,557,205	30,729,291	27,648,305

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Unaudited)

				Earnings (Deficit) Accumulated During the Development Stage

			Additional Paid-In Capital
	Common Stock
	Shares	Values			Total
Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Issuance of common shares to initial founders	7,812,500	7,813	2,267,085	-	2,274,898
Issuance of 4,250,000 warrants to initial founders	-	-	250,101	-	250,101
Cash contribution made by initial founders	-	-	5,000	-	5,000
Common stock repurchased and performance warrants from initial founders for $1.00	(1,562,500)	(1,563)	1,562	-	(1)
Net loss	-	-	-	(365,868)	(365,868)
Balances at December 31, 2006	6,250,000	6,250	2,523,748	(365,868)	2,164,130
Common stock repurchased for $1.00	(250,000)	(250)	249	-	(1)
Sale of 24,557,205 units, net of underwriter’s discount and offering costs	24,557,205	24,557	227,173,506	-	227,198,063
Net proceeds subject to possible redemption of 4,911,439 shares	-	-	(48,033,873)	-	(48,033,873)
Proceeds from sale of warrants to founders	-	-	3,350,000	-	3,350,000
Additional offering costs	-	-	(120,143)	-	(120,143)
Net income attributable to common stock	-	-	-	4,235,964	4,235,964
Balances at December 31, 2007	30,557,205	30,557	184,893,487	3,870,096	188,794,140
Net loss attributable to common stock	-	-	-	(1,066,235)	(1,066,235)
Balances at June 30, 2008	30,557,205	$30,557	$184,893,487	$2,803,861	187,727,905

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	June 2, 2006 (Date of inception) through June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(1,066,235)	$2,024,639	$2,803,861
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	551	-	643
Deferred tax asset	(457,564)	(70,960)	(526,417)
Deferred interest attributable to common stock
subject to possible redemption	345,897	591,885	1,639,186
Changes in assets and liabilities:
Prepaid federal taxes	(425,000)	-	(561,717)
Other assets	1,751,309	(135,796)	(100,149)
Accrued federal and state taxes	(23,999)	374,514	130,257
Accrued expenses	(331,654)	(55,298)	75,474
Notes payable to initial founders	-	(48,453)	-
Net cash (used in) provided by operating activities	(206,695)	2,680,531	3,461,138

Cash flows from investing activities:
Cash and cash equivalents held in trust account	(51,772,886)	(103,875,591)	(245,713,121)
Maturity (purchase) of marketable securities held in trust	49,867,346	(139,069,433)	-
Purchase of fixed assets	-	-	(5,510)
Net cash used in investing activities	(1,905,540)	(242,945,024)	(245,718,631)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	-	-	2,279,899
Proceeds from sale of warrants to initial founders	-	3,350,000	3,600,101
Repurchase of common stock and performance warrants	-	-	(1)
Proceeds from initial public offering, net of underwriter’s discount and offering costs	-	234,631,563	234,402,278
Proceeds from notes payable	705,260	-	2,226,260
Net cash provided by financing activities	705,260	237,981,563	242,508,537
Net (decrease) increase in cash	(1,406,975)	(2,282,930)	251,044

Cash and cash equivalents, beginning of period	1,658,019	2,423,747	-
Cash and cash equivalents, end of period	$251,044	$140,817	$251,044

Noncash financing activities:
Accrual of deferred offering costs	-	$297,971	$1,164,962
Accrual of deferred underwriter fee	-	7,367,162	7,367,162

Supplementary Disclosures
Taxes Paid	$(979,175)	$(1,293,154)	$(4,457,267)

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

Primarily all activity through June 30, 2008 relates to the Company’s formation, organizational activities, the completion of its initial public offering described below and activities relating to identifying and evaluating prospective acquisition candidates.  The Company has not yet commenced any commercial operations.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31st as its fiscal year end.

On January 29, 2007, the registration statement of the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission.  The Company consummated the Offering on February 5, 2007 selling 24,000,000 units (each a “Unit”) at a price of $10.00 per Unit yielding net proceeds of approximately $230.4 million.  Thereafter, on February 20, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, as of February 22, 2007, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.  Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and one redeemable warrant (each a “Warrant”).  See Note 4 - “Initial Public Offering,” for a complete discussion.  The net proceeds of the Offering and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) is held in a trust account at Morgan Stanley & Co., Inc. with American Stock Transfer & Trust Company, as trustee (the “Trust Account”), and invested in United States Treasury securities until the earlier of the consummation of our Initial Business Combination or the distribution of the Trust Account as described below.  At June 30, 2008, the amount of $245,713,121 was being held in the Trust Account, which represents approximately $10.00 per share (excluding 6,000,000 shares of Common Stock owned by our founding stockholders, as such shares do not have liquidation rights).

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

(2)	Summary of Significant Accounting Principles

(a) Basis of Presentation

The financial statements of the Company at June 30, 2008, for the three months and six months ended June 30, 2008 and 2007, and for the period from June 2, 2006 (Inception) to June 30, 2008 (cumulative), are unaudited.  In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations for the three months and six months ended June 30, 2008 and 2007, and for the period from June 2, 2006 (Inception) to June 30, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.  Comparative financial statements for the periods ended June 30, 2008 reflect the results of operations and cash flows for the six month period ended June 30, 2007, and the period from June 2, 2006 (Inception) to June 30, 2008, respectively.

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

There is no assurance that the Company will be able to successfully complete an Initial Business Combination within the time frame discussed above.  That factor and the Company’s declining cash available outside of the Trust Account raise doubts about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  To address some of the Company’s liquidity needs, the Company (i) entered into the Series A Purchase Agreement dated November 2, 2007 with Occidental, and (ii) issued a promissory note to Occidental dated on November 2, 2007 that will cover advances up to $3,000,000.  The terms of the promissory note are described in Note 7 to the unaudited interim financial statements included herein.  These financing arrangements are described more fully in Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The 30,407,205 warrants to purchase Common Stock were anti-dilutive and excluded from the calculation of diluted loss per share for the six month period ended June 30, 2008.

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

Other current assets at June 30, 2008 consist of $93,396 for prepayments of insurance and rent.  As of December 31, 2007, other current assets consisted of $23,457 for prepayments and $1,821,248 of legal and other fees incurred through December 31, 2007 that were related to the proposed acquisition.  In late March 2008, the board of directors authorized management to enter into a mutual release and termination agreement with Casey Co.  Management decided not to pursue the proposed business combination with Kern and communicated this decision to Casey Co. prior to March 31, 2008.  A Termination Agreement and Mutual Release to terminate the Purchase Agreement was executed on April 3, 2008.  Accordingly, these costs were charged to the statement of operations and reported in the other income and expense section of the statement of operations.

(7)	Notes Payable

On November 2, 2007, the Company entered into an agreement to obtain a $3,000,000 loan secured by a promissory note with an unrelated third party at an interest rate of 9.0% per annum.  This promissory note has a term that is the earlier of (i) November 1, 2008 or (ii) such date the lender purchases approved and authorized Series A Senior Convertible Preferred Stock, par value $0.0001, of the Company.  In connection with such note, the Company has an outstanding balance of $2,226,260, which includes accrued interest of $104,415, as of June 30, 2008.

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	June 2, 2006 (Date of Inception) Through Quarter Ended June 30, 2008

Net income (loss) to common stockholders	$2,978	$1,237,789	$1,066,235	$2,024,639	$2,803,861

Basic earnings per common share:

Weighted average common shares outstanding	30,557,205	30,557,205	30,557,205	25,797,677	23,036,319

Net income (loss) per common share - basic	$0.01	$0.05	$0.04	$0.08	$0.12

Diluted earnings per common share:

Weighted average common shares outstanding	30,557,205	30,557,205	30,557,205	25,797,677	23,036,319

Effect on dilutive securities:

Warrants	6,664,716	5,864,320	-	4,931,614	4,611,986

Weighted average dilutive common shares outstanding	37,221,921	36,421,525	30,557,205	30,729,291	27,648,305

Net income (loss) per common share - diluted	$0.01	$0.03	$0.04	$0.07	$0.1

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

As of June 30, 2008, approximately $245.7 million was held in the Trust Account.  We also had $251,044 of unrestricted cash available outside the Trust Account to us for our activities in connection with identifying and conducting due diligence of a suitable Initial Business Combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through June 30, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment, and private placement of common stock and warrants that were placed in trust	$232,757,003
Deferred underwriting discounts and commissions	7,367,162
Total interest earned inception to date through June 30, 2008	13,424,951
Less total interest disbursed for working capital and payment of taxes inception to date through June 30, 2008	7,835,995
Total funds held in Trust Account through June 30, 2008	$245,713,121

For the quarter ended June 30, 2008, we paid an aggregate of approximately $686,000 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

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

Recent Developments

In the second quarter of 2008, from interest earned on the funds held in the Trust Account, we did not withdraw any funds for operating expenses, paid taxes of $235,000 and paid Morgan Stanley fees in the amount of $84,254.  As of June 30, 2008, after giving effect to such activity, approximately $245.7 million was held in the Trust Account.  We also had $251,044 of unrestricted cash available outside of the Trust Account to us for our activities in connection with identifying and conducting the due diligence of a suitable Initial Business Combination, and for general corporate matters.

On November 2, 2007, the Company and Occidental Petroleum Investment Co. (“Occidental”), a California corporation wholly owned by Occidental Petroleum Corporation, entered into a Series A Senior Convertible Preferred Stock Purchase Agreement (the “Convertible Stock Purchase Agreement”), under which Occidental will purchase, upon closing of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination in the energy business acceptable to Occidental (a “Replacement Transaction”), shares of new Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Stock”), to be issued to it by the Company for the aggregate consideration of $35 million, plus the amount of any advances to the Company up to $3 million (an “Advance”) together with any accrued interest thereon.  Any Advances to the Company will be made to fund operating expenses and expenses related to a Replacement Transaction prior to closing.  As of June 30, 2008, Occidental has advanced $2,121,845 to the Company.  We have issued a promissory note to Occidental for the full amount of any Advances, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note will mature on the earlier of (i) November 1, 2008, and (ii) closing of the sale to Occidental of the Convertible Stock. Occidental has waived any claims against amounts in the Trust Account.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $526,417.  The Company’s effective tax rate was approximately 38.97% and 39.06% for the periods ended June 30, 2008 (quarter and from inception (June 2, 2006) through June 30, 2008).  Such effective tax rates differ from the Federal Statutory rate of 34% because of the impact of state income taxes and the reversal of previously established valuation allowances on deferred tax assets.

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

As of June 30, 2008, approximately $245.7 million was held in the Trust Account. The proceeds held in trust (including approximately $7.4 million of deferred underwriting discounts and commissions) have been invested in treasury securities or in a money market fund that invests principally in short-term securities issued or guaranteed by the United States of America. As of June 30, 2008, the effective annualized interest rate payable on our investments was approximately 1.88%. Assuming no other changes to our holdings as of June 30, 2008, a 1% decrease in the underlying interest rate payable on our investments as of June 30, 2008 would result in a decrease of approximately $628,761 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2008, the Company's chief executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company's management, with the participation of its chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that, as of June 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.  This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There were no unregistered sales of our equity securities during the quarter ended June 30, 2008.

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

NTR Acquisition Co.

Dated: August ___, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Chief Executive Officer

Dated: August ___, 2008	By:	/s/ William E. Hantke
William E. Hantke Principal Financial Officer