Form 10-K/A
period 2007-12-31
NTR Acquisition Co.
filed 2008-08-20
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant’s common stock held by non-affiliates on March 11, 2008 was approximately $236.7 million.  Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock as of  March 11, 2008 was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

Documents Incorporated by Reference

Registrant’s Registration Statement on Form S-1 (File No. 333-135394).

Registrant’s Revised Preliminary Proxy Statement on Schedule 14A (File No. 001-33279).

NTR ACQUISITION CO.
AMENDMENT NO. 1 TO FORM 10-K

Year Ended December 31, 2007

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K (“Form 10-K”) of NTR Acquisition Co. (the “Company”) for the fiscal year ended December 31, 2007, previously filed on March 12, 2008 is being filed in order to include management’s report of its assessment of the Company’s internal control over financial reporting in Item 9A(T) of Part II of Form 10-K and to relocate certain disclosure previously included under Item 10 of Form 10-K relating to the Company’s disclosure controls and procedures to Item 9A(T) as well.  Management did perform an assessment of our internal control over financial reporting as of December 31, 2007.  This Amendment No. 1 amends and restates only Item 9A(T) of Part II and  does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which continues to speak as of the date thereof).  Please read all of our filings with the Commission in conjunction with this Amendment No. 1.

As used in this Amendment No. 1, the terms “we,” “us” or “our” refer to NTR Acquisition Co.

INDEX

Page
PART II

Item 9A(T). Controls and Procedures	1

PART IV

Item 15. Exhibits, Financial Statement Schedules	3
Signatures	4

PART II

Item 9A(T).    Controls and Procedures

The certifications of the Company’s chief executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A(T) for a more complete understanding of the matters covered by such certifications.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were (i) effective in timely alerting management, including the chief executive officer, of material information about the Company required to be included in periodic SEC filings, (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (iii) are further designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTR Acquisition Co.

Dated: August 20, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mario E. Rodriguez	Director and Chief Executive Officer	August 20, 2008
Mario E. Rodriguez
/s/ D. Duane Gilliam	Chairman of the Board of Directors	August 20, 2008
D. Duane Gilliam
/s/ William E. Hantke	Vice Chairman of the Board of Directors and Principal Financial Officer	August 20, 2008
William E. Hantke
/s/ Henry M. Kuchta	Director, President and Chief Operating Officer	August 20, 2008
Henry M. Kuchta
/s/ Maureen A. Hendricks	Director	August 20, 2008
Maureen A. Hendricks
/s/ Buford H. Ortale	Director	August 20, 2008
Buford H. Ortale
/s/ Randal K. Quarles	Director	August 20, 2008
Randal K. Quarles

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350