Form 10-K/A
period 2007-12-31
NTR Acquisition Co.
filed 2008-10-27
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference

Registrant’s Registration Statement on Form S-1 (File No. 333-135394).

Registrant’s Revised Preliminary Proxy Statement on Schedule 14A (File No. 001-33279).

NTR ACQUISITION CO.
AMENDMENT NO. 2 TO FORM 10-K

Year Ended December 31, 2007

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K (“Form 10-K”) of NTR Acquisition Co. (the “Company”) for the fiscal year ended December 31, 2007, previously filed on March 12, 2008 is being filed in order to revise management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  Upon further review and correspondence with the U.S. Securities and Exchange Commission, management has concluded that while we performed an assessment of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that they were effective as of the time of our original filing, management failed to disclose the results of its conclusion in the original filing of Form 10-K.  Given the failure to disclose management’s conclusion regarding the effectiveness of its internal controls, the Company’s disclosure controls and procedures were ineffective as of December 31, 2007.  This deficiency has now been addressed.  This Amendment No. 2 revises only Item 9A(T) of Part II and does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which continues to speak as of the date thereof).  Please read all of our filings with the Commission in conjunction with this Amendment No. 2.

As used in this Amendment No. 2, the terms “we,” “us” or “our” refer to NTR Acquisition Co.

INDEX

Page
PART II

Item 9A(T). Controls and Procedures	1

PART IV

Item 15. Exhibits, Financial Statement Schedules	2
Signatures	3

PART II

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  We are amending our original conclusion regarding the effectiveness of the Company’s disclosure controls and procedures.  Based on further review and correspondence with the U.S. Securities and Exchange Commission, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2007 because we failed to disclose in this section the results of our evaluation of our internal controls on financial reporting.  We have since reviewed and revised our disclosure controls and procedures to ensure compliance with all disclosure requirements.

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

1

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits

See Exhibit Index.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NTR Acquisition Co.

Dated: October 24, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mario E. Rodriguez	Director and Chief Executive Officer	October 24, 2008
Mario E. Rodriguez

/s/ D. Duane Gilliam	Chairman of the Board of Directors	October 24, 2008
D. Duane Gilliam

/s/ William E. Hantke	Vice Chairman of the Board of Directors and	October 24, 2008
William E. Hantke	Principal Financial Officer

/s/ Henry M. Kuchta	Director, President and Chief Operating Officer	October 24, 2008
Henry M. Kuchta

/s/ Maureen A. Hendricks	Director	October 24, 2008
Maureen A. Hendricks

/s/ Buford H. Ortale	Director	October 24, 2008
Buford H. Ortale

/s/ Randal K. Quarles	Director	October 24, 2008
Randal K. Quarles

3

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350