Form 10-Q
period 2008-09-30
NTR Acquisition Co.
filed 2008-11-13
CIK 1366578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  001-33279
_________________

NTR ACQUISITION CO.
(Exact name of registrant as specified in its charter)
_________________

Delaware	13-4335685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Mill Plain Road, Suite 320
Danbury, CT  06811
(Address of principal executive office)

(203) 546-3437
(Registrant’s telephone number, including area code)
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No☐

As of November 10, 2008, the number of outstanding shares of the Registrant’s common stock, $0.001 par value per share was 24,557,205 (excluding 6,000,000 shares of common stock owned by our founding shareholders, as such shares do not have liquidation rights).

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Cash and cash equivalents	$152,918	$1,658,019
Cash and cash equivalents held in trust	246,554,523	193,940,235
Marketable securities held in trust	-	49,867,346
Prepaid federal taxes	530,823	105,823
Other current assets	55,379	1,844,705
Total current assets	247,293,643	247,416,128
Deferred tax asset	295,752	68,853
Furniture and equipment, net	4,592	5,418
Other assets	6,756	6,756
Total assets	$247,600,743	$247,497,155

Liabilities and Stockholders' Equity
Notes payable current	2,277,475	$1,521,000
Accrued expenses	69,382	364,329
Accrued state taxes	124,762	123,362
Deferred underwriting discount	7,367,162	7,367,162
Total current liabilities	9,838,781	9,375,853

Common stock, subject to possible redemption; 4,911,439 shares
at $9.78 per share	48,033,873	48,033,873
Deferred interest attributable to common stock subject to possible
redemption (net of taxes of $1,127,669 and $825,120 respectively)	1,767,502	1,293,289

Commitments and contingencies	-	-

Series A convertible preferred stock, $0.0001 par value,
1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares;
issued and outstanding 30,557,205 and 30,557,205 shares at
September 30, 2008 and December 31, 2007, respectively.	30,557	30,557
Additional paid-in capital	184,893,487	184,893,487
Earnings accumulated during the development stage	3,036,543	3,870,096
Total stockholders' equity	187,960,587	188,794,140
Total liabilities and stockholders' equity	$247,600,743	$247,497,155

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					June 2, 2006
	Three	Three	Nine	Nine	(Date of
	Months	Months	Months	Months	inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Professional services	$66,603	$235,484	$507,140	$460,994	$1,486,902
Rent and facilities	15,677	11,892	40,875	34,618	107,116
Formation and operating	143,280	245,043	591,229	652,635	1,574,620
	225,560	492,419	1,139,244	1,148,247	3,168,638
Loss from operations before other income and income tax expense	(225,560)	(492,419)	(1,139,244)	(1,148,247)	(3,168,638)
Other income and (expense):
Interest income	1,051,836	3,020,900	3,904,192	7,889,960	14,605,665
Interest expense	(51,214)	-	(134,629)	-	(155,629)
Acquisition expenses	-	-	(2,502,983)	-	(2,502,983)
State taxes other than income	(183,399)	-	(713,575)	(153,750)	(896,392)
Other income (expense)	817,223	3,020,900	553,005	7,736,210	11,050,660
Income (loss) before income tax expense	591,663	2,528,481	(586,239)	6,587,963	7,882,022

Income tax expense (benefit)	230,666	981,595	(226,899)	2,424,553	3,077,978
Net income (loss)	360,997	1,546,886	(359,340)	4,163,410	4,804,044

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(128,316)	(368,246)	(474,213)	(960,131)	(1,767,502)

Net income (loss) attributable to common stock	$232,681	$1,178,640	$(833,553)	$3,203,279	$3,036,543
Earnings (loss) per share:
Basic	$0.01	$0.04	$(0.03)	$0.12	$0.13
Diluted	0.01	0.03	(0.03)	0.10	0.11
Weighted average shares outstanding:
Basic	30,557,205	30,557,205	30,557,205	27,401,621	23,849,388
Diluted	37,539,341	36,191,535	30,557,205	32,217,695	28,717,607

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Unaudited)

				Earnings (Deficit) Accumulated During the Development Stage

			Additional Paid-In Capital
	Common Stock
	Shares	Values			Total
Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Issuance of common shares to initial founders	7,812,500	7,813	2,267,085	-	2,274,898
Issuance of 4,250,000 warrants to initial founders	-	-	250,101	-	250,101
Cash contribution made by initial founders	-	-	5,000	-	5,000
Common stock repurchased and performance warrants from initial founders for $1.00	(1,562,500)	(1,563)	1,562	-	(1)
Net loss	-	-	-	(365,868)	(365,868)
Balances at December 31, 2006	6,250,000	6,250	2,523,748	(365,868)	2,164,130
Common stock repurchased for $1.00	(250,000)	(250)	249	-	(1)
Sale of 24,557,205 units, net of underwriter’s discount and offering costs	24,557,205	24,557	227,173,506	-	227,198,063
Net proceeds subject to possible redemption of 4,911,439 shares	-	-	(48,033,873)	-	(48,033,873)
Proceeds from sale of warrants to founders	-	-	3,350,000	-	3,350,000
Additional offering costs	-	-	(120,143)	-	(120,143)
Net income attributable to common stock	-	-	-	4,235,964	4,235,964
Balances at December 31, 2007	30,557,205	30,557	184,893,487	3,870,096	188,794,140
Net loss attributable to common stock	-	-	-	(833,553)	(833,553)
Balances at September 30, 2008	30,557,205	$30,557	$184,893,487	$3,036,543	$187,960,587

See notes to financial statements.

NTR ACQUISITION CO.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	June 2, 2006 (Date of inception) through September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(833,553)	$3,203,279	$3,036,543
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	826	-	918
Deferred tax asset	(226,899)	(70,056)	(295,752)
Deferred interest attributable to common stock
subject to possible redemption	474,213	960,131	1,767,502
Changes in assets and liabilities:
Prepaid federal taxes	(425,000)	-	(561,717)
Other assets	1,789,326	(77,852)	(62,132)
Accrued federal and state taxes	1,400	284,267	155,656
Accrued expenses	(294,947)	289,792	112,181
Notes payable to initial founders	-	(48,453)	-
Net cash (used in) provided by operating activities	485,366	4,541,108	4,153,199

Cash flows from investing activities:
Cash and cash equivalents held in trust account	(52,614,288)	(124,903,332)	(246,554,523)
Maturity (purchase) of marketable securities held in trust	49,867,346	(119,158,836)	-
Purchase of fixed assets			(5,510)
Net cash used in investing activities	(2,746,942)	(244,062,168)	(246,560,033)

Cash flows from financing activities:
Proceeds from sale of common stock to initial founders	-	-	2,279,899
Proceeds from sale of warrants to initial founders	-	3,350,000	3,600,101
Repurchase of common stock and performance warrants	-	-	(1)
Proceeds from initial public offering, net of underwriter’s discount and offering costs	-	234,470,774	234,402,278
Proceeds from notes payable	756,475	-	2,277,475
Net cash provided by financing activities	756,475	237,820,774	242,559,752
Net (decrease) increase in cash	(1,505,101)	(1,700,286)	152,918

Cash and cash equivalents, beginning of period	1,658,019	2,423,747	-
Cash and cash equivalents, end of period	$152,918	$723,461	$152,918

Noncash financing activities:
Accrual of deferred offering costs	-	418,114	1,164,962
Accrual of deferred underwriter fee	-	7,367,162	7,367,162

Supplementary Disclosures
Taxes Paid	$(1,137,175)	$(2,364,092)	$(4,681,267)

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

Primarily all activity through September 30, 2008 relates to the Company’s formation, organizational activities, the completion of its initial public offering described below and activities relating to identifying and evaluating prospective acquisition candidates.  The Company has not yet commenced any commercial operations.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31st as its fiscal year end.

On January 29, 2007, the registration statement of the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission.  The Company completed the Offering on January 30, 2007 selling 24,000,000 units (each a “Unit”) at a price of $10.00 per Unit yielding net proceeds of approximately $230.4 million.  On February 22, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option consisting of an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.  Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and one redeemable warrant (each a “Warrant”).  See Note 4 - “Initial Public Offering,” for a complete discussion.  The net proceeds of the Offering and underwriters’ over-allotment, the sale of the initial founders’ securities, the deferred underwriting discounts and commissions, and any interest income (other than disbursements for operating expenses and taxes) was held in a trust account at Morgan Stanley & Co., Inc. as of September 30, 2008 with American Stock Transfer & Trust Company, as trustee (the “Trust Account”), and the net proceeds are invested in United States Treasury securities until the earlier of the consummation of our Initial Business Combination or the distribution of the Trust Account as described below.  At September 30, 2008, the amount of $246,554,523 (before taxes payable for interest income earned) was being held in the Trust Account, which represents approximately $10.04 per share (excluding 6,000,000 shares of Common Stock owned by our founding stockholders, as such shares do not have liquidation rights and before taxes payable for interest income earned).

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

(2)	Summary of Significant Accounting Principles

(a)           Basis of Presentation

The financial statements of the Company at September 30, 2008, for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and 2007, and for the period from June 2, 2006 (Inception) to September 30, 2008 (cumulative), are unaudited.  In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and 2007, and for the period from June 2, 2006 (Inception) to September 30, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.  Comparative financial statements for the periods ended September 30, 2008 reflect the results of operations and cash flows for the nine month period ended September 30, 2007, and the period from June 2, 2006 (Inception) to September 30, 2008, respectively.

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

The 30,407,205 warrants to purchase Common Stock were anti-dilutive and excluded from the calculation of diluted loss per share for the nine month period ended September 30, 2008.

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

On January 30, 2007, the Company completed its Offering of 24,000,000 Units at an offering price of $10.00 per Unit yielding net proceeds of approximately $230.4 million.  Each Unit consisted of one share of the Company’s Common Stock, $0.001 par value per share, and one redeemable Warrant.  Thereafter, on February 22, 2007, the underwriters for the Company’s Offering exercised a portion of their over-allotment option purchasing, an additional 557,205 Units at $10.00 per Unit providing the Company with net proceeds of approximately $5.35 million.

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

On January 30, 2007, certain of the Company’s Founding Stockholders purchased in a private placement additional warrants to purchase 3,350,000 shares of the Company’s Common Stock generating gross proceeds of $3.35 million in the aggregate.  These warrants are identical to the Warrants contained in the Units except that they are not redeemable while held by any of the Founding Stockholders or their permitted transferees.  The warrants issued in connection with the private placement are subject to certain transfer restrictions.

(6)	Other Current Assets

Other current assets at September 30, 2008 consist of $55,379 for prepayments of insurance and rent.  As of December 31, 2007, other current assets consisted of $23,457 for prepayments and $1,821,248 of legal and other fees incurred through December 31, 2007 that were related to the proposed acquisition.

Income Taxes

As of September 30, 2008, the Company recorded a deferred income tax asset for the tax effect of temporary differences of $295,952.  Management believes the deferred tax asset is more likely than not to be realized on the basis of future taxable income and the available carryback period.

(7)	Notes Payable

On November 2, 2007, the Company entered into an agreement to obtain a $3,000,000 loan secured by a promissory note with an unrelated third party at an interest rate of 9.0% per annum.  This promissory note has a term that is the earlier of (i) November 1, 2008 or (ii) such date the lender purchases approved and authorized Series A Senior Convertible Preferred Stock, par value $0.0001, of the Company.  In connection with such note, the Company has an outstanding balance of $2,277,475, which includes accrued interest of $155,629, as of September 30, 2008.  The Company lacks the resources to extinguish the indebtedness pursuant to the terms of the promissory note and is negotiating with the lender to determine a plan to resolve this matter.

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	June 2, 2006 (Date of Inception) Through Quarter Ended September 30, 2008

Net income (loss) to
common stockholders	$232,681	$1,178,640	$(833,553)	$3,203,279	$3,036,543

Basic earnings per
common share:

Weighted average common
shares outstanding	30,557,205	30,557,205	30,557,205	27,401,621	23,849,388

Net income (loss) per
common share - basic	$0.01	$0.04	$(0.03)	$0.12	$0.13

Diluted earnings per
common share:

Weighted average common
shares outstanding	30,557,205	30,557,205	30,557,205	27,401,621	23,849,388

Effect on dilutive securities:
Warrants	6,982,136	5,634,330	-	4,816,074	4,868,219

Weighted average dilutive
common shares outstanding	37,539,341	36,191,535	30,557,205	32,217,695	28,717,607

Net income (loss) per
common share - diluted	$0.01	$0.03	$(0.03)	$0.10	$0.11

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

On January 30, 2007, we closed our Offering of 24,000,000 Units with each Unit consisting of one share of our Common Stock and one Warrant to purchase one share of our Common Stock at an exercise price of $7.50 per share, and received gross proceeds of $240.00 million, or net proceeds of approximately $230.4 million.  All but $500,000 of the net proceeds from our Offering were deposited in the Trust Account.  On February 22, 2007, we consummated the closing of an additional 557,205 Units which were subject to the underwriters’ over-allotment option, in which we received gross proceeds of approximately $5.57 million, or net proceeds of approximately $5.35 million.

As of September 30, 2008, approximately $246.6 million was held in the Trust Account.  We also had $152,918 of unrestricted cash available outside the Trust Account to us for our activities in connection with identifying and conducting due diligence of a suitable Initial Business Combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through September 30, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment, and private placement of common stock and warrants that were placed in trust	$232,757,003
Deferred underwriting discounts and commissions	7,367,162
Total interest earned inception to date through September 30, 2008	14,475,863
Less total interest disbursed for working capital and payment of taxes inception to date through September 30, 2008	8,045,505
Total funds held in Trust Account through September 30, 2008	$246,554,523

For the quarter ended September 30, 2008, we paid an aggregate of approximately $305,000 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

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

Recent Developments

In the third quarter of 2008, from interest earned on the funds held in the Trust Account, we did not withdraw any funds for operating expenses, paid taxes of $125,000 and paid Morgan Stanley fees in the amount of $84,510.  As of September 30, 2008, after giving effect to such activity, approximately $246.5 million was held in the Trust Account.  We also had $152,918 of unrestricted cash available outside of the Trust Account to us for our activities in connection with identifying and conducting the due diligence of a suitable Initial Business Combination, and for general corporate matters.  On October 13, 2008 the Company issued a press release providing additional details on its trust account.  The funds raised in the Company’s initial public offering on January 30, 2007 are currently deposited in a segregated trust account at Citibank N.A. and the trustee is American Stock Transfer & Trust Company.   As of October 9, 2008 the account balance was $246,441,371. The segregated trust account currently holds the following US Treasury Bills:

Security	Principal Amount	Maturity Date	CUSIP
T-Bill	$6,500,000	12/04/08	912795H95
T-Bill	$80,000,000	12/11/08	912795J28
T-Bill	$80,000,000	12/11/08	912795J28
T-Bill	$80,000,000	12/11/08	912795J28

In addition to the US Treasury Bills, the Company’s trust account has a cash balance of $218,921, which is deposited in a US Treasury money market fund.

On November 2, 2007, the Company and Occidental Petroleum Investment Co. (“Occidental”), a California corporation wholly owned by Occidental Petroleum Corporation, entered into a Series A Senior Convertible Preferred Stock Purchase Agreement (the “Convertible Stock Purchase Agreement”), under which Occidental will purchase, upon closing of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination in the energy business acceptable to Occidental (a “Replacement Transaction”), shares of new Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Stock”), to be issued to it by the Company for the aggregate consideration of $35 million, plus the amount of any advances to the Company up to $3 million (an “Advance”) together with any accrued interest thereon.  Any Advances to the Company will be made to fund operating expenses and expenses related to a Replacement Transaction prior to closing.  As of September 30, 2008, Occidental has advanced $2,277,475 to the Company.  We have issued a promissory note to Occidental for the full amount of any Advances, plus interest to accrue at an annual rate of 9%, payable quarterly.  The note matured on  November 1, 2008. Occidental has waived any claims against amounts in the Trust Account.  The Company lacks the resources to extinguish the indebtedness pursuant to the terms of the promissory note and is negotiating with the lender to determine a plan to resolve this matter.

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

Income taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.  The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $295,952.  The Company’s effective tax rate was approximately 38.99%, 38.70% and 39.05% for the three and nine month periods ended September 30, 2008 and from inception (June 2, 2006) through September 30, 2008, respectively.  Such effective tax rates differ from the Federal Statutory rate of 34% because of the impact of state income taxes.

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

As of September 30, 2008, approximately $246.6 million was held in the Trust Account. The proceeds held in trust (including approximately $7.4 million of deferred underwriting discounts and commissions) have been invested in treasury securities or in a money market fund that invests principally in short-term securities issued or guaranteed by the United States of America. As of September 30, 2008, the effective annualized interest rate payable on our investments was approximately 1%. Assuming no other changes to our holdings as of September 30, 2008, a 1% decrease in the underlying interest rate payable on our investments as of September 30, 2008 would result in a decrease of approximately $1,050,912 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2008, the Company's chief executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company's management, with the participation of its chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.  This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2008.

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

NTR Acquisition Co.

Dated: November 12, 2008	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez Chief Executive Officer

Dated: November 12, 2008	By:	/s/ William E. Hantke
William E. Hantke Principal Financial Officer